Form 10-K
period 2012-10-31
AFH ACQUISITION VII, INC.
filed 2013-01-29
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of April 30, 2012, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 29, 2013, there were 5,346,250 shares of common stock, par value $.001, outstanding.

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

The following factors and risks, among others, could cause actual results to differ from those set forth in the forward-looking statements: inability to consummate the proposed merger with Eurocar and Park Place; business conditions in the U.S.; changing interpretations of generally accepted accounting principles; requirements or changes adversely affecting the business in which the Company is engaged; management of rapid growth; intensity of competition; and the Company’s ability to raise necessary funds.

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.	Description of Business.

The Company was incorporated in the State of Delaware on September 24, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. As described below, the Company has engaged in efforts to identify suitable target companies. However, the Company has not entered into a definitive agreement concerning any target business.

Letter of Intent with Eurocar and Park Place

On October 5, 2012, the Parent, entered into a letter of intent (the “LOI”) with two target companies, Eurocar, Inc. (“Eurocar”) and Park Place Motor Ltd. (“Park Place”, together with Eurocar, the “Target Companies”),  pursuant to which the Company intends to acquire the Target Companies through a series of transactions including a merger or other business combination (the “Reverse Merger”) pursuant to which AFH would cease to be a shell company, as defined in the rules of the Securities and Exchange Commission (the “SEC”) and Eurocar and Park Place will become a public company (“Pubco”). On October 26, 2012, AFH, Eurocar and Park Place entered into an amendment to the LOI, pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of Pubco.  On January 28, 2013, the parties to the LOI entered into a second amendment to the LOI, pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of Pubco, provided for certain acknowledgments regarding the proceeds of the Private Placement (hereinafter defined), amended a provision regarding a potential subsequent financing and amended certain financial representations made by each of Eurocar and Park Place.

Eurocar, formerly known as Tilos European Autosales, Inc., is a privately held California corporation incorporated on July 24, 1992. Eurocar is an independent automotive retailer specializing in pre-owned luxury and exotic vehicles with an operating history of approximately 30 years. Park Place Motor Ltd. (“Park Place”) was formed in 1987 and is a specialty dealership primarily serving high net worth individuals with a wide range of automotive vehicles and services.

Pursuant to the LOI, as amended, upon consummation of the Reverse Merger, the existing stockholders of the Company and AFH Holding & Advisory, LLC (“AFH Advisory”) and its affiliates will collectively own 30.5%  of the issued and outstanding common shares of Pubco, the  stockholders of EuroCar will own 22.225% of the issued and outstanding common shares of PubCo, the stockholders of Park Place will own 41.275% of the issued and outstanding common shares of PubCo, Brady Schmidt will own 3% of the issued and outstanding common shares of PubCo and Gary Mull will own 3% of the issued and outstanding common shares of PubCo.

In connection with the Reverse Merger, AFH Advisory is entitled to $750,000 for providing AFH Acquisition VII, Inc. as a public reporting vehicle in connection with the sale of Business Combination Shares, $300,000 of which was paid simultaneously with the execution of the LOI. The LOI, as amended, includes certain termination provisions in the event the LOI is terminated by any party pursuant to a breach by another party.

However, circumstances may arise that will result in AFH not acquiring the Target Companies and there is no assurance that the Reverse Merger will be consummated. If AFH does not acquire the Target Companies, AFH will continue to pursue another target to acquire.

Business Strategy

The Company, based on proposed business activities, is a “blank check” company. The SEC defines such a company as “a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing ‘penny stock,’ as defined in Rule 3a51-1 under the Exchange Act.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal operations and no or nominal assets (other than cash or cash equivalents). Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions, and certain SEC rules and regulations restrict the activities of both blank check and shell companies. Management does not intend to undertake any efforts to cause a market to develop in any of our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company will seek to consummate its acquisition with Eurocar and Park Place, but if that is not completed, it will continue its search for an appropriate operating business with which to consider consummating a business combination.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the Company’s management. The Company has considered potential acquisition transactions, but while one of its principal stockholders entered into the LOI with Eurocar and Park Place which contemplates a business combination between Eurocar, Park Place and AFH, as of this date has not entered into any definitive agreement with any party. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time the Company has not specifically identified any third parties that it may engage, except that AFH Advisory, whose sole member and manager is our President and Secretary, Amir F. Heshmatpour, may assist the Company with due diligence in identifying a business combination target. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may be vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. However, we contemplate that at least one of the third parties who may introduce business combinations to us may be AFH Advisory. There are currently no agreements or preliminary agreements or understandings between us and AFH Advisory. Any transaction or consulting fees paid to AFH Advisory will be comparable with unaffiliated third party fees.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination can be estimated once a business combination target has been identified. Any costs incurred with respect to the evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of its Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The controlling stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

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

Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors as well as all other information contained in this Annual Report, including our consolidated financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have minimal assets and no significant financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This has resulted in our incurring a net operating loss that will continue to increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

There may be conflicts of interest between our management and our non-management stockholders and other affiliates.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction. The other blank check companies our management is involved with are listed in their individual biographies below.

Further, AFH Advisory may provide financial consulting or other services to the Company or an acquisition candidate or may play some other role in connection with a potential merger or business combination transaction. Our President, Secretary and director, Amir F. Heshmatpour, is sole member and manager and an employee of AFH Advisory. We cannot assure you that conflicts of interest among us, AFH Advisory, our management and a principal stockholder will not develop.

We have incurred and may continue to incur losses.

Since September 24, 2007 (inception) through October 31, 2012, we have incurred a net loss of $50,886. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition. In addition, the proposed business combination with Eurocar and Park Place is highly speculative.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way. Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which can adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

The proposed business combination with Eurocar and Park Place is speculative and may not be completed. There is no binding obligation for Eurocar, Park Place or AFH to complete this combination which is the subject only of a non-binding letter of intent. AFH is not a signatory to the letter of intent, although the letter of intent contemplated a potential business combination with AFH. The letter of intent was executed by AFH’s principal shareholder AFH Advisory.

If the Reverse Merger is not closed, there is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

If the Reverse Merger is not closed, there are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competitive market for a small number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10, thereby registering its common stock pursuant to Section 12(g) of the Exchange Act with the SEC. The registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC, even if comments from the SEC are outstanding. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of businesses that will consummate a successful business combination.

If the Reverse Merger is not closed, future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

If the Reverse Merger is not closed, management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

If the LOI is not closed, there can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We are a development stage company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

We were incorporated in October 2007 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has not identified a specific potential acquisition target other than Eurocar or Park Place and there are no existing agreements for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity except that our principal shareholder executed the LOI with Park Place and Eurocar which contemplates the possibility of a business combination with AFH. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. We have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure that we will properly ascertain or assess all significant risk factors.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

The Company has no business that produces revenues, however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require that the Company engage legal, accounting and auditing services. The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company’s ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 requires that the Company establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting. In the event the Company fails to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company has conducted limited market research and identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has conducted limited market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since it is likely that we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Risk Related to Business of Park Place and Eurocar (collectively, the “Target Companies”)

Changes or declines in consumer demand, or delays in nonessential services, due to general economic conditions, changes in preferences, or otherwise, could adversely affect the Target Companies’ revenues and results of operations.

The Target Companies’ business is heavily dependent on consumer demand and preferences, and their key partners’ respective abilities to adapt to changes in consumer demand and preferences. Further, retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as levels of discretionary personal income, credit availability and interest rates. In addition, in recent periods fuel prices have been unstable and have reached and remain near historically high levels. If gasoline prices remain near historical highs, or materially increase, this could cause a further reduction in automobile purchases and a further shift in buying patterns from less fuel-efficient luxury or SUV models (which typically provide higher profit margins to automotive retailers) to smaller, more fuel-efficient and economical vehicles (which typically have lower profit margins). A shift in preferences by consumers to smaller, more economic vehicles due to pricing, fuel costs or otherwise may have an adverse effect on the Target Companies’ revenues and results of operations.

While a decline in vehicle purchases in some instances creates additional demand for parts and services due to the aging of and increased wear and tear on existing vehicles, in difficult economic conditions, people often delay nonessential service and repairs on their vehicles. Continued delays on the service and repairs of vehicles due to a continual decline in economic conditions or otherwise could have a further adverse effect on the revenues and results of operations of the parts and service business of the Target Companies.

The Target Companies’ sales volume may be materially adversely affected if manufacturer captives change their customer financing programs or are unable to provide floor plan financing.

One of the primary finance sources used by consumers in connection with the purchase of a new or used vehicle is the manufacturer captive finance companies. These captive finance companies rely, to a certain extent, on the public debt markets to provide the capital necessary to support their financing programs. In addition, the captive finance companies will occasionally change their loan underwriting criteria to alter the risk profile of their loan portfolio. A limitation or reduction of available consumer financing for these or other reasons could affect consumers’ ability to purchase a vehicle, and thus, could have a material adverse effect on the Target Companies’ sales volume.

The Target Companies’ parts and service sales volume and profitability are dependent on manufacturer warranty programs.

Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, the Target Companies’ sales volume and profitability could be adversely affected.

A decline in the quality of vehicles that the Target Companies sell, or consumers’ perception of the quality of those vehicles, may adversely affect their business.

The Target Companies’ business is highly dependent on consumer demand and preferences. Events such as manufacturer recalls, negative publicity or legal proceedings related to these events may have a negative impact on the products they sell. If such events are significant, their profitability related to those manufacturers’ could be adversely affected and they could experience a material adverse effect on their overall results of operations, financial position and cash flows.

The Target Companies’ business is seasonal, and events occurring during seasons in which revenues are typically higher may disproportionately affect their results of operations and financial condition.

The automobile industry is subject to seasonal variations in revenues. Demand for vehicles is generally lower during the first and fourth quarters of each year. Accordingly, the Target Companies’ expect their revenues and operating results generally to be lower in the first and fourth quarters than in the second and third quarters of any year. If conditions occur during the second or third quarters that weaken automotive sales, such as severe weather in the geographic areas in which the Target Companies operate, war, high fuel costs, depressed economic conditions or similar adverse conditions, their revenues for the year may be disproportionately adversely affected.

The Target Companies’ business may be adversely affected by import product restrictions, foreign trade risks and currency valuations that may impair the Target Companies’ ability to sell foreign vehicles or parts profitably.

A portion of the Target Companies’ business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, their operations are subject to customary risks of importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages, natural or manmade disasters, and general political and socio-economic conditions in other countries. The United States or the countries from which the Target Companies’ products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect the Target Companies’ operations and their ability to purchase imported vehicles and/or parts at reasonable prices. Relative weakness of the U.S. dollar against foreign currencies in the future may result in an increase in costs to the Target Companies and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact the Target Companies’ profitability.

If the Target Companies lose key personnel or are unable to attract additional qualified personnel, their business could be adversely affected because they rely on the industry knowledge and relationships of their key personnel.

The Target Companies believe their success depends to a significant extent upon the efforts and abilities of their executive officers, senior management and key employees. The unexpected or unanticipated loss of the services of one or more members of their senior management team could have an adverse effect on the Target Companies and impair the efficiency and productivity of their operations. The Target Companies do not have key man insurance for any of their executive officers or key personnel. In addition, the market for qualified employees in the industry and in the regions in which they operate, particularly for general managers and sales and service personnel, is highly competitive and may subject the Target Companies to increased labor costs during periods of low unemployment. The loss of any of their key employees or the failure to attract qualified managers could have an adverse effect on the Target Companies’ business and may impact the ability of their dealerships to conduct their operations in accordance with their standards.

If the Target Companies are unable to acquire and successfully integrate additional dealerships, they may be unable to realize desired results and be required to divert resources from comparatively more profitable operations.

The Target Companies believe that the automotive retailing industry is a mature industry whose sales are significantly impacted by the prevailing economic climate, both nationally and in local markets. Accordingly, they believe that their future growth depends in part on the Target Companies’ ability to manage expansion, control costs in their operations and acquire and effectively and efficiently integrate acquired dealerships into their organization. When seeking to acquire and acquiring other dealerships, they will face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

●	failing to obtain manufacturers’ consents to acquisitions of additional franchises;

●	incurring significant transaction related costs for both completed and failed acquisitions;

●	incurring significantly higher capital expenditures and operating expenses;

●	failing to integrate the operations and personnel of the acquired dealerships and impairing relationships with employees;

●	incorrectly valuing entities to be acquired or incurring undisclosed liabilities at acquired dealerships;

●	disrupting the Target Companies’ ongoing business and diverting their management resources to newly acquired dealerships;

●	failing to achieve predicted performance levels; and

●	impairing relationships with manufacturers and customers as a result of changes in management

The Target Companies may not adequately anticipate all the demands that their growth will impose on their personnel, procedures and structures, including their financial and reporting control systems, data processing systems and management structure. Moreover, their failure to retain qualified management personnel at any acquired dealership may increase the risks associated with integrating the acquired dealership. If they cannot adequately anticipate and respond to these demands, they may fail to realize acquisition synergies and their resources will be focused on incorporating new operations into their structure rather than on areas that may be more profitable.

Substantial competition in automobile sales and services may adversely affect the Target Companies’ profitability.

The automotive retail and service industry is highly competitive with respect to price, service, location and selection. The competition faced by the Target Companies includes:

●	franchised automobile dealerships in the Target Companies’ markets that sell the same or similar new and used vehicles;

●	privately negotiated sales of used vehicles;

●	other used vehicle retailers, including regional and national vehicle rental companies;

●	Internet-based used vehicle brokers that sell used vehicles to consumers;

●	service center and parts supply chain stores; and

●	independent service and repair shops

The Target Companies do not have any cost advantage over other retailers in purchasing new vehicles from manufacturers. The Target Companies typically rely on their advertising, merchandising, sales expertise, service reputation, strong local branding and dealership location to sell new and used vehicles. Further, their dealer agreements do not grant them the exclusive right to sell a manufacturer’s product within a given geographic area. Their revenues and profitability may be materially and adversely affected if competing dealerships expand their market share or additional franchises are awarded in their markets.

Property loss or other uninsured liabilities at the Target Companies could impact their financial condition and results of operations.

The automotive retail business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations, including vehicles and parts. The Target Companies have historically experienced business interruptions from time to time due to adverse weather conditions or other extraordinary events. Concentration of property at dealership locations also makes the automotive retail business particularly vulnerable to theft, fraud and misappropriation of assets. Illegal or unethical conduct by employees, customers, vendors and unaffiliated third parties can result in loss of assets, disrupt operations, impact brand reputation, jeopardize manufacturer and other relationships, result in the imposition of fines or penalties, and subject the Target Companies to governmental investigations or lawsuits.

Other potential liabilities arising out of the Target Companies’ operations may involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements. To the extent the Target Companies experience future events such as these, or others, their financial condition and results of operations may be materially adversely impacted.

While the Target Companies maintain insurance to protect against a number of losses, this insurance coverage often contains significant deductibles which they must pay prior to obtaining insurance coverage. In addition, they choose to “self-insure” for a portion of their potential liabilities, meaning they do not carry insurance from a third party for such liabilities, and are wholly responsible for any related losses. Furthermore, the laws of some states prohibit insurance against certain types of liabilities, and so they self-insure for those liabilities as well.

In certain instances, the Target Companies’ insurance may not fully cover a loss depending on the applicable deductible or the magnitude and nature of the claim. Additionally, changes in the cost or availability of insurance in the future could substantially increase their costs to maintain their current level of coverage or could cause them to reduce their insurance coverage and increase their self-insured risks. To the extent they incur significant additional costs for insurance, suffer losses that are not covered by in-force insurance or suffer losses for which they are self-insured, their financial condition and results of operations could be materially adversely impacted.

Government regulations and environmental regulation compliance costs may adversely affect the Target Companies’ business.

The Target Companies are, and expect to continue to be, subject to a wide range of federal, state and local laws and regulations, including local licensing requirements. These laws regulate the conduct of their business, including:

●	motor vehicle and retail installment sales practices;

●	leasing;

●	sales of finance, insurance and vehicle protection products;

●	consumer credit;

●	deceptive trade practices;

●	consumer protection;

●	consumer privacy;

●	money laundering;

●	advertising;

●	land use and zoning;

●	health and safety; and

●	employment practices

Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of wastes and remediation of contamination arising from spills and releases. In addition, the Target Companies may also have liability in connection with materials that were sent to third-party recycling, treatment and/or disposal facilities under federal and state statutes. These federal and state statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Similar to many of their competitors, the Target Companies have incurred and expect to continue to incur capital and operating expenditures and other costs in complying with such federal and state statutes. In addition, they may be subject to broad liabilities arising out of contamination at their currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with the Target Companies. Although for some such potential liabilities they believe they are entitled to indemnification from other entities, the Target Companies cannot assure you that such entities will view their obligations as the Target Companies do or will be able or willing to satisfy such obligations. Failure to comply with applicable laws and regulations, or significant additional expenditures required to maintain compliance therewith, may have a material adverse effect on the Target Companies’ business, results of operations, financial condition, cash flows, and prospects.

If the Target Companies or their employees violate or are alleged to violate laws and regulations applicable to them or protecting consumers generally, the Target Companies could be subject to individual claims or consumer class actions, administrative, civil or criminal actions investigations or actions and adverse publicity. Such actions could expose the Target Companies to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of their licenses and franchises to conduct dealership operations. Some jurisdictions regulate finance fees and administrative or document fees that may be charged in connection with vehicle sales, which could restrict the Target Companies’ ability to generate revenue from these activities.

Furthermore, the enactment of new laws and regulations that materially impair or restrict the Target Companies’ sales, finance and insurance, or other operations could have a material adverse effect on their business, results of operations, financial condition, cash flows, and prospects. For example, in recent years, private plaintiffs and state attorneys general in the United States have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. These activities have led many lenders to limit the amounts that may be charged to customers as fee income for these activities. If these or similar activities were to significantly restrict the Target Companies’ ability to generate revenue from arranging financing for their customers, they could be adversely affected. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau, which has broad regulatory powers. Although automotive dealers are generally excluded from coverage within this agency, the Dodd-Frank Act and future regulatory actions by this bureau could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions.

Likewise, employees and former employees are protected by a variety of employment laws and regulations. Allegations of a violation could subject the Target Companies to individual claims or consumer class actions, administrative investigations or adverse publicity. Such actions could expose the Target Companies to substantial monetary damages and legal defense costs, injunctive relief and civil fines and penalties.

A data security breach with regard to personally identifiable information about the Target Companies’ customers or employees could negatively affect operations and result in high costs.

In the ordinary course of business, the Target Companies and their partners receive personally identifiable information (“PII”) about their customers in order to complete the sale or service of a vehicle and related products. They also receive PII from their employees. Numerous state and federal regulations, as well as payment card industry and other vendor standards, govern the collection and maintenance of PII from consumers and other individuals. Although many companies across many industries are affected by malicious efforts to obtain access to PII, news reports suggest that the automotive dealership industry is a particular target of identity thieves. Moreover, there are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. Despite the security measures the Target Companies have in place and any additional measures they may implement or adopt in the future, their facilities and systems, and those of their third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose the Target Companies to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information.

Governmental regulation pertaining to fuel economy (CAFE) standards may affect a manufacturer’s ability to produce cost effective vehicles which would impact the Target Companies’ sales.

The Energy Policy Conservation Act, enacted into law by Congress in 1975, , added Title V, “Improving Automotive Efficiency,” to the Motor Vehicle Information and Cost Savings Act and established Corporate Average Fuel Economy (“CAFE”) standards for passenger cars and light trucks. CAFE is the sales weighted average fuel economy, expressed in miles per gallon (mpg) of a manufacturer’s fleet of passenger cars or light trucks with a gross vehicle weight rating of 8,500 pounds or less, manufactured for sale in the U.S., for any given model year.

The primary goal of CAFE was to substantially increase passenger car fuel efficiency. Congress has continuously increased the standards since 1974 and, since mid-year 1990, the passenger car standard was increased to 27.5 miles per gallon, a level at which it has remained through 2009. Passenger car fuel economy is now required to rise to an industry average of 39 miles per gallon by 2016. Likewise, significant changes to light truck CAFE standards have been established over the years. The standard is expected to be increased to about 30 miles per gallon by 2016.

The penalty for a manufacturer’s failure to meet the CAFE standards is currently $5.50 per tenth of a mile per gallon for each tenth under the target volume times the total volume of those vehicles manufactured for a given model year.

Failure of a manufacturer to develop passenger vehicles and light trucks that meet CAFE standards could subject the manufacturer to substantial penalties, increase the cost of vehicles sold to the Target Companies, and adversely affect their ability to market and sell vehicles to meet consumer needs and desires. Furthermore, Congress may continue to increase CAFE standards in the future and such additional legislation may have a further adverse impact on vehicle manufacturers and the Target Companies’ business.

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles the Target Companies sell.

On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including facilities that emit more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. At the state level, more than one-third of the states, either individually or through multi−state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, the Target Companies’ facilities, equipment and operations could require the Target Companies to incur costs to reduce emissions of greenhouse gases associated with their operations. In addition, similar regulations imposed on the owners of the vehicles that the Target Companies sell could adversely affect demand for certain vehicles.

Adverse conditions affecting one or more manufacturers or lenders may negatively impact the Target Companies’ profitability.

The Target Companies’ business is dependent upon the products, services, and financing and incentive programs offered by major automobile manufacturers, and could be negatively impacted by any significant changes to these manufacturers:

●	financial condition;

●	marketing;

●	vehicle design;

●	publicity concerning a particular manufacturer or vehicle model;

●	production capabilities;

●	management;

●	reputation; and

●	labor relations

Events such as labor strikes or other disruptions in production, including those caused by natural disasters, that may adversely affect a manufacturer may also adversely affect the Target Companies. In particular, labor strikes at a manufacturer that continue for a substantial period of time could have a material adverse effect on the Target Companies’ business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, could limit sales of those vehicles during those periods. Adverse conditions affecting these and other important aspects of manufacturers’ operations and public relations may adversely affect the Target Companies’ ability to sell their automobiles and, as a result, significantly and detrimentally affect the Target Companies’ profitability.

The Target Companies’ business could be materially adversely impacted by the bankruptcy of a major vehicle manufacturer or related lender. For example:

●	consumer demand for such manufacturer’s products could be materially adversely affected;

●	a lender in bankruptcy could attempt to terminate the Target Companies’ floor plan financing and demand repayment of any amounts outstanding;

●	the Target Companies may be unable to arrange financing for their customers for their vehicle purchases and leases through such lender, in which case they would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all;

●	the Target Companies may be unable to collect some or all of their significant receivables that are due from such manufacturer or lender, and they may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy; and

●	such manufacturer may be relieved of its indemnification obligations with respect to product liability claims.

Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets and intangible assets related to certain dealerships, which could adversely impact the Target Companies’ results of operations and financial conditions.

The profitability of Park Place depends in large part upon customer demand for the particular vehicle lines it carries, and the availability to Park Place of such popular vehicles.

The profitability of the Park Place depends in large part on customer demand for the vehicle lines it carries. Historically, a significant portion of the revenues has been generated through new vehicle sales. New vehicle sales also tend to lead to sales of higher-margin products and services such as finance and insurance products and parts and services.

Park Place depends on its ability to obtain a desirable mix of popular new vehicles from manufacturers. Typically, popular vehicles produce the highest profit margins but are the most difficult to obtain from manufacturers. Manufacturers generally allocate their vehicles among their franchised dealerships based on the sales history of each dealership, and in some instances on the level of capital expenditures associated with such dealerships. If Park Place experiences prolonged periods of sales declines, those manufacturers may cut back their allotments of popular vehicles to its dealerships and, as a result, its new vehicle sales and profits may decline.

If Park Place’s brand mix is significantly concentrated in any one vehicle brand, and the manufacturer of such brand experiences any disruptions in its operations, develops a poor reputation or there is a decrease in customer demand for vehicles produced by such manufacturer, there could be material adverse affects on its revenues, operational results and profitability.

Although Park Place has sought to limit its dependence on any one vehicle brand, it has focused and continues to focus its new vehicle sales operations primarily on luxury brands, and there can be no assurance that its brand mix is appropriate or sufficiently diverse to protect from a significant decline in the desirability of vehicles manufactured by a particular manufacturer.

If a manufacturer fails to produce desirable vehicles or develops a reputation for producing undesirable vehicles, and Park Place sell that manufacturer’s vehicles, its revenues could be adversely affected as consumers shift their vehicle purchases toward more desirable brands, makes and models. Likewise, if the manufacturer experiences any disruption in its ability to produce vehicles, thus limiting the supply of vehicles to Park Place, it could have a material adverse affect on its revenues, results of operations and profitability. If the profitability of Park Place is adversely affected, there could be a significant reduction of its cash flows, which in turn could result in impairments of its properties and/or intangible assets.

Park Place’s operations may be adversely affected if one or more of its manufacturer dealer agreements is terminated or not renewed.

Park Place operates under dealer agreements with various automobile manufacturers. Without a dealer agreement, Park Place cannot obtain new vehicles from a manufacturer or advertise as an authorized factory service center. As a result, its operations are dependent on relationships with the manufacturers.

Manufacturers exercise a great degree of control over the operations of Park Place through dealer agreements. The dealer agreements govern, among other things, its ability to purchase vehicles from the manufacturer and to sell vehicles to customers..

Actions taken by manufacturers to exploit their superior bargaining position in negotiating the terms of dealer agreements or renewals of these agreements or otherwise could also have a material adverse effect on Park Place’s results of operations, financial condition and cash flows. Park Place cannot guarantee that any of its existing dealer agreements will be renewed or that the terms and conditions of such renewals will be favorable to it.

Park Place’s failure to meet a manufacturer’s customer satisfaction, financial and sales performance and facility requirements may adversely affect its profitability and its ability to acquire new dealerships.

Many manufacturers attempt to measure customers’ satisfaction with their sales and warranty service experiences through manufacturer-determined CSI scores. The components of CSI vary from manufacturer to manufacturer and are modified periodically. Dealer agreements also may impose financial and sales performance standards. Under Park Place’s agreements with certain manufacturers, a dealership’s CSI scores, sales and financial performance may be considered a factor in evaluating applications for additional dealership acquisitions. From time to time, Park Place has had difficulty meeting various manufacturers’ CSI requirements or performance standards. It cannot assure you that it will be able to comply with these requirements in the future. A manufacturer may condition its allotment of vehicles, participation in bonus programs upon a dealer’s compliance with such manufacturer’s facility standards. This may put Park Place in a competitive disadvantage with other competing dealerships if Park Place cannot meet a manufacturer’s CSI requirements or performance standards.

If state dealer laws are repealed or weakened, Park Place will be more susceptible to termination, non-renewal or renegotiation of its dealer agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which Park Place operates, manufacturers may be able to terminate its franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for Park Place to renew its dealer agreements upon expiration.

In addition, these laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. However, the ability of a manufacturer to grant additional franchises is based on several factors which are not within Park Place’s control. If manufacturers grant new franchises in areas near or within Park Place’s existing markets, this could significantly impact its revenues and/or profitability. Further, if manufacturers obtain the ability to directly retail vehicles and do so in Park Place’s markets, such competition could have a material adverse effect on Park Place.

Park Place’s sales volume and profit margin on each sale may be materially adversely affected if manufacturers discontinue or change their incentive programs.

Park Place depends on the manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support dealership new vehicle sales. Manufacturers routinely modify their incentive programs in response to changing market conditions. Some of the key incentive programs include:

●   customer rebates or below market financing on new and used vehicles;

●   employee pricing;

●   dealer incentives on new vehicles;

●   manufacturer floor plan interest and advertising assistance;

●   warranties on new and used vehicles; and

●   sponsorship of certified pre-owned vehicle sales by authorized new vehicle dealers.

Manufacturers frequently offer incentives to potential customers. A reduction or discontinuation of a manufacturer’s incentive programs may materially adversely impact vehicle demand and affect Park Places’ profitability.

Risks Related to Ownership of Our Common Stock

We cannot assure you that following a business combination with an operating business, the Common Stock will be listed on NASDAQ or any other securities exchange.

  Following a business combination, we may seek the listing of the Common Stock on NASDAQ or the NYSE AMEX. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of the Common Stock on either of those or any other stock exchange. After completing a business combination, until the Common Stock is listed on the NASDAQ or another stock exchange, we expect that the Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling the Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination. There are no assurances that we will find a market maker and an active market for our shares may not develop even if we are listed on the OTC Bulletin Board.

Our stockholders will have a minority interest in the Company following a business combination.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders likely would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our Board of Directors and control our Company.

Future issuance of our common stock could dilute the interests of existing stockholders.

  We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse affect on the market price of our common stock.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Other limitations on transfer exist; an Investor is urged to consult with its legal advisors with regard thereto.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

It is likely that our Common Stock will be considered “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock may be deemed to be “penny stock” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We are controlled by our management.

Our sole officer and directors Amir F. Heshmatpour owns and votes 93.52% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of our board of directors (the “Board of Directors”);

●	Removal of directors;

●	Amendment to the Company’s certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our common shares. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 20,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially and adversely affected.

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that the Company will not do so in the future.

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

Item 3.	Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of January 29, 2012, there were 22 holders of record of the Common Stock.

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

In October 2012, The Company commenced a private placement offering (the “Offering”) to several accredited investors (the “Purchasers”) for up to 500,000 Shares (the “Maximum Offering”) for aggregate proceeds equal to $1,000,000 (the “Maximum Offering Amount”). The Company may increase the Maximum Offering to 600,000 Shares and the Maximum Offering Amount to $1,200,000 to cover over-allotments. There is no minimum number of Shares that may be purchased in the Offering. No warrants were issued to investors in the Offering. The Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder.

Proceeds from the Offering are expected to be used as working capital or as cash which may be utilized to pay fees and expenses incurred in connection with the Reverse Merger with the Target Companies and the Subsequent Financing as indicated in the LOI.

The Offering was undertaken pursuant to a definitive Subscription Agreement between the Company and the Purchasers (the “Subscription Agreement”), which is filed as Exhibit 10.1 to this Annual Report. The Subscription Agreement contained customary representations, warranties and covenants of the parties.

As of the date of this Annual Report, the Company has received proceeds in an aggregate amount of $592,500 and issued 346,250 shares of its Common Stock in connection with the Offering. It is expected that the Offering will be consummated in the first quarter of 2013.

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

Liquidity and Capital Resources

As of October 31, 2012, the Company had assets equal to $50,489, comprised of cash and cash equivalents. This compares with assets of $-0-, comprised of cash and cash equivalents and prepaid expenses, as of October 31, 2011. The Company’s current liabilities as of October 31, 2012 totaled $26,375, comprised of accrued expenses and monies due to parent. This compares with liabilities of $20,243 comprised exclusively of accrued expenses and monies due to parent, as of October 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2012, October 31, 2011 and for the cumulative period from September 24, 2007 (Inception) to October 31, 2012.

	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	For the Cumulative Period from September 24, 2007 (Inception) to October 31, 2012
Net Cash (Used in) Operating Activities	$(7,425)	$(3,597)	$(47,848)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$57,914	$3,597	$98,337
Net Increase (Decrease) in Cash and Cash Equivalents	$50,489	$-	$50,489

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

Private Placement Commencing from October 2012

In October 2012, The Company commenced a private placement offering (the “Offering”) to several accredited investors (the “Purchasers”) for up to 500,000 Shares (the “Maximum Offering”) for aggregate proceeds equal to $1,000,000 (the “Maximum Offering Amount”). The Company may increase the Maximum Offering to 600,000 Shares and the Maximum Offering Amount to $1,200,000 to cover over-allotments. There is no minimum number of Shares that may be purchased in the Offering. No warrants were issued to investors in the Offering. The Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder.

Proceeds from the Offering are expected to be used as working capital or as cash which may be utilized to pay fees and expenses incurred in connection with the Reverse Merger with the Target Companies as indicated in the LOI.

The Offering was undertaken pursuant to a definitive Subscription Agreement between the Company and the Purchasers (the “Subscription Agreement”), which contains customary representations, warranties and covenants of the parties.

As of the date of this Annual Report, the Company has received proceeds in an aggregate amount of $692,500 and issued 346,250 shares of its Common Stock in connection with the Offering. It is expected that the Offering will be consummated in the first quarter of 2013.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to October 31, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2012, the Company had a net loss of $5,643, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2012 in September of 2012, Quarterly Report on Form 10-Q for the period ended April 30, 2011 in June of 2011, Quarterly Report on Form 10-Q for the period ended January 31, 2012 in March of 2012 and the preparation of the Company’s Registration Statement on Form 10-K in January of 2012.

For the fiscal year ended October 31, 2011, the Company had a net loss of $4,820, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2010 in September of 2011, Quarterly Report on Form 10-Q for the period ended April 30, 2011 in June of 2011, Quarterly Report on Form 10-Q for the period ended January 31, 2011 in March of 2011 and Registration Statement on Form 10-SB in February of 2011.

For the period from September 24, 2007 (Inception) to October 31, 2012, the Company had a net loss of $50,886 comprised exclusively of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2012 in September of 2012, Quarterly Report on Form 10-Q and 10-K from inception and the preparation of the Company’s Registration Statement on Form 10-K in January of 2012.

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

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
OCTOBER 31, 2012

AFH ACQUISITION vIi INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at October 31, 2012 and 2011	F-2

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through October 31, 2012	F-3

Statements of Operations for the Years Ended October 31, 2012 and 2011 and for the Period from Date of Inception (September 24, 2007) through October 31, 2012	F-4

Statements of Cash Flows for the Years Ended October 31, 2012 and 2011 and for the Period from Date of Inception (September 24, 2007) through October 31, 2012	F-5

Notes to Financial Statements	F-6 - F-9

Certified Public Accountants  |  280 Kenneth Drive, Suite 100  |  Rochester, New York 14623  |  585.427.8900  |  EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AFH Acquisition VII, Inc.

We have audited the accompanying balance sheets of AFH Acquisition VII, Inc. (the Company) as of October 31, 2012 and 2011, and the related statements of operations, changes in stockholder's deficit, and cash flows for each of the years in the two-year period ended October 31, 2012 and for the period since inception (September 24, 2007) through October 31, 2012. AFH Acquisition VII, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition VII, Inc. as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2012 and for the period since inception (September 24, 2007) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
January 29, 2013

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

BALANCE SHEETS AT OCTOBER 31, 2012 AND 2011

October 31,	2012	2011

ASSETS
Cash and Cash Equivalents	$50,489	$—

Total Assets	$50,489	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$3,038	$4,820
Due to Parent	23,337	15,423

Total Liabilities	26,375	20,243

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,075,000 and 5,000,000 Issued and Outstanding at October 31, 2012 and 2011, respectively	5,075	5,000
Common Stock Subscription Receivable	(100,000)	—
Additional Paid-In-Capital	169,925	20,000
Deficit Accumulated During Development Stage	(50,886)	(45,243)

Total Stockholder’s Deficit	24,114	(20,243)

Total Liabilities and Stockholder’s Deficit	$50,489	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH OCTOBER 31, 2012

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder’s
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	(7,543)	(7,543)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(29,396)	(4,396)

Net Loss for the Period	—	—	—	—	(7,450)	(7,450)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(36,846)	(11,846)

Net Loss for the Period	—	—	—	—	(3,577)	(3,577)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	(40,423)	(15,423)

Net Loss for the Period	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	20,000	—	(45,243)	(20,243)

Common Stock Issued for Cash	75,000	75	149,925	(100,000)	—	50,000

Net Loss for the Period	—	—	—	—	(5,643)	(5,643)

Balance - October 31, 2012	5,075,000	$5,075	$169,925	$(100,000)	$(50,886)	$24,114

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENT OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011 AND FOR
THE PERIOD FROM DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH OCTOBER 31, 2012

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	October 31,		Through
	2012	2011	October 31, 2012

Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,776
Interest	—	—	15
Legal and Professional	5,232	4,420	46,344
Office Expenses	11	—	789
Organizational Costs	—	—	962

Total Expenses	$5,243	$4,420	$49,886

Net Loss for the Period	$(5,243)	$(4,420)	$(49,886)

Franchise Tax	400	400	1,000

Net Loss for the Period	$(5,643)	$(4,820)	$(50,886)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011 AND FOR THE PERIOD
FROM DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH OCTOBER 31, 2012

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	October 31,		Through
	2012	2011	October 31, 2012

Cash Flows from Operating Activities
Net Loss for the Period	$(5,643)	$(4,820)	$(50,886)

Changes in Assets and Liabilities:
Accrued Expenses	(1,782)	1,223	3,038

Net Cash Flows from Operating Activities	(7,425)	(3,597)	(47,848)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	7,914	3,597	23,337
Cash Proceeds from Issuance of Stock	50,000	—	50,000
Cash Proceeds from Stock Subscriptions	—	—	4,900
Cash Proceeds from Sale of Stock	—	—	20,100

Net Cash Flows from Financing Activities	57,914	3,597	98,337

Net Change in Cash and Cash Equivalents	50,489	—	50,489

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$50,489	$—	$50,489

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Proceeds Held by Parent	$75	$—	$75

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A	-	The Company

AFH Acquisition VII, Inc., a development stage company (the “Company or “AFH””), was incorporated under the laws of the State of Delaware on September 24, 2007. The Company is 98.5% owned by AFH Holding & Advisory, LLC (the “Parent”). The financial statements presented represent only those transactions of AFH Acquisition VII, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company.

Since inception, the Company has been engaged in organizational efforts.

On October 5, 2012, the Parent, entered into a letter of intent (the “LOI”) with two target companies, Eurocar, Inc. (“Eurocar”) and Park Place Motor Ltd. (“Park Place”, together with Eurocar, the “Target Companies”), pursuant to which the Company intends to acquire the Target Companies through a series of transactions including a merger or other business combination (the “Reverse Merger”) pursuant to which AFH would cease to be a shell company, as defined in the rules of the Securities and Exchange Commission (the “SEC”) and Eurocar and Park Place will become a public company (“Pubco”). On October 26, 2012, AFH, Eurocar and Park Place entered into an amendment to the LOI, pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of Pubco. On January 28, 2013, the parties to the LOI entered into a second amendment to the LOI, pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of Pubco, provided for certain acknowledgments regarding the proceeds of the Private Placement (hereinafter defined), amended a provision regarding a potential subsequent financing and amended certain financial representations made by each of Eurocar and Park Place.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $50,886 at October 31, 2012.

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

Note F	-	Stock Transactions

In October 2012, The Company commenced a private placement offering (the “Offering”) to several accredited investors (the “Purchasers”) for up to 500,000 Shares (the “Maximum Offering”) for aggregate proceeds equal to $1,000,000 (the “Maximum Offering Amount”). As of October 31, 2012, the Company sold an aggregate of 75,000 shares of common stock at a per share price of $2.00 per share for gross proceeds of $150,000 (the “Private Placement”) of which $50,000 was collected in October 2012 and $100,000 post year end in November 2012. The shares of our common stock sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Note G	-	Subsequent Events

As of January 29, 2013, the Company has received proceeds in an aggregate amount of $692,500 and issued 346,250 shares of its Common Stock in connection with the Private Placement. See note F.

F-9

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2012.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Amir F. Heshmatpour	46	President, Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and sole director since inception. Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC from July 2003 to the present. Prior to that, he took some time off. From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc. Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee. From September 2007 until January 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition III, Inc. which completed a merger with Targeted Medical Pharma, Inc. in January 2011. From September 2007 until April 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition IV, Inc. which completed a merger with Emmaus Medical, Inc in April 2011. Mr. Heshmatpour continues to serve as a director and the corporation changed its name to Emmaus Life Sciences, Inc. Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VIII, Inc., AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies. Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc. Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc. Mr. Heshmatpour attended Pennsylvania State University from 1985 to 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program. Mr. Heshmatpour is qualified to serve on our board of directors because of his extensive experience in the financial industry.

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

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2012 and 2011.

Name and Position	Year	Compensation

Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2012 2011	None None

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

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

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Amir F. Heshmatpour (1) 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212	5,000,000	(2)	93.52%

AFH Holding & Advisory, LLC 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212	5,000,000		93.52%

All Officers and Directors as a group	5,000,000		93.52%

_______________________

(1)	Amir F. Heshmatpour serves as the sole officer and director of the Company.

(2)	Represents 5,000,000 shares of Common Stock owned by AFH Holding & Advisory LLC (“AFH Holding”). Mr. Heshmatpour is the sole member of AFH Holding & Advisory LLC and has sole voting and investment control over the shares of Common Stock owned of record by AFH Holding. Accordingly, he may be deemed a beneficial owner of the 5,000,000 shares of Common Stock owned by AFH Holding.

(b) The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.	Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

EFP Rotenberg, LLP (“EFP Rotenberg”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed to the Company by EFP Rotenberg, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,500 for the fiscal year ended October 31, 2012 and $2,500 for the fiscal year ended October 31, 2011.

Audit-Related Fees

There were no fees billed to the Company by EFP Rotenberg for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2012 and 2011.

Tax Fees

There were no fees billed to the Company by EFP Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2012 and 2011.

All Other Fees

There were no fees billed to the Company by EFP Rotenberg for other products and services for the fiscal years ended October 31, 2012 and 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at October 31, 2012 and 2011	F-2

Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through October 31, 2012	F-3

Statements of Operations for the Years Ended October 31, 2012 and 2011 and for the Period from Date of Inception (September 24, 2007) through October 31, 2012	F-4

Statements of Cash Flows for the Years Ended October 31, 2012 and 2011 and for the Period from December of Inception (September 24, 2007) through October 31, 2012	F-5

Notes to Financial Statements	F-6 - F-9

____________

*Page F-1 follows page 7 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

10.1	Form of Subscription Agreement between the Company and Investors

23.1	Consent of EFP Rotenberg, LLP

31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2012

32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.
**	Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH Acquisition VII, INC.

Dated: January 29, 2012	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary, Chief Financial Officer	January 29, 2012
Amir F. Heshmatpour	and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

