Form 10-Q
period 2013-01-31
AFH ACQUISITION VII, INC.
filed 2013-03-18
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53076

AFH ACQUISITION VII, INC.

(Name of registrant in its charter)

Delaware	32-0217153
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

9595 Wilshire Blvd.

Suite 700

Beverly Hills, CA90212

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

 [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 18, 2013: 5,407,850 shares of common stock.

AFH ACQUISITION VII, Inc.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets at January 31, 2013 (Unaudited) and October 31, 2012	F-1

	Statements of Changes in Stockholder’s Equity (Deficit) for the Period from Date of Inception (September 24, 2007) through January 31, 2013 (Unaudited)	F-2

	Statements of Operations for the Three Months Ended January 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through January 31, 2013 (Unaudited)	F-3

	Statements of Cash Flows for the Three Months Ended January 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through January 31, 2013 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7

Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

Signatures		9

2

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
JANUARY 31, 2013

3

AFH ACQUISITION vIi, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at January 31, 2013 (Unaudited) and October 31, 2012	F-1

Statement of Changes in Stockholder’s Equity (Deficit) for the Period from Date of Inception (September 24, 2007) through January 31, 2013 (Unaudited)	F-2

Statements of Operations for the Three Months Ended January 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through January 31, 2013 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended January 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through January 31, 2013 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-8

4

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	January 31, 2013	October 31, 2012

ASSETS
Cash and Cash Equivalents	2,653	50,489
Due From Parent	684,163	—

Total Assets	$686,816	$50,489

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accrued Expenses	$9,992	$3,038
Due to Parent	—	23,337

Total Liabilities	9,992	26,375

Stockholder’s Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,355,000 and 5,075,000 Issued and Outstanding at January 31, 2013 and October 31, 2012, respectively	5,355	5,075
Common Stock Subscription Receivable	—	(100,000)
Additional Paid-In-Capital	729,645	169,925
Deficit Accumulated During Development Stage	(58,176)	(50,886)

Total Stockholder’s Equity	676,824	24,114

Total Liabilities and Stockholder’s Equity	$686,816	$50,489

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM

DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH JANUARY 31, 2013

					Deficit
					Accumulated	Total
	Common Stock		Additional	Stock	During	Stockholder’s
	Number		Paid-In	Subscription	Development	Equity
	of Shares	Value	Capital	Receivable	Stage	(Deficit)

Balance - September 24, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	(7,543)	(7,543)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(29,396)	(4,396)

Net Loss for the Period	—	—	—	—	(7,450)	(7,450)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(36,846)	(11,846)

Net Loss for the Period	—	—	—	—	(3,577)	(3,577)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	(40,423)	(15,423)

Net Loss for the Period	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	20,000	—	(45,243)	(20,243)

Common Stock Issued for Cash	75,000	75	149,925	(100,000)	—	50,000

Net Loss for the Period	—	—	—	—	(5,643)	(5,643)

Balance -October 31, 2012	5,075,000	5,075	169,925	(100,000)	(50,886)	24,114

Cash Received for Stock Subscriptions	—	—	—	100,000	—	100,000

Common Stock Issued for Cash	280,000	280	559,720	—	—	560,000

Net Loss for the Period	—	—	—	—	(7,290)	(7,290)

Balance - January 31, 2013	5,355,000	$5,355	$729,645	$—	$(58,176)	$676,824

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Three Months Ended		(September 24, 2007)
	January 31,		Through
	2013	2012	January 31, 2013

Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,776
Interest	—	—	15
Legal and Professional	6,954	1,356	53,298
Office Expenses	336	—	1,125
Organizational Costs	—	—	962

Total Expenses	$7,290	$1,356	$57,176

Net Loss for the Period	$(7,290)	$(1,356)	$(57,176)

Franchise Tax	—	—	1,000

Net Loss for the Period	$(7,290)	$(1,356)	$(58,176)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,174,470	5,000,000	5,008,628

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	January 31,		Through
	2013	2012	January 31, 2013

Cash Flows from Operating Activities
Net Loss for the Period	$(7,290)	$(1,356)	$(58,176)

Changes in Assets and Liabilities:
Prepaid Expenses	—	—	—
Accrued Expenses	6,954	1,356	9,992

Net Cash Flows from Operating Activities	(336)	—	(48,184)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	(707,500)	—	(684,163)
Cash Proceeds from Issuance of Stock	560,000	—	610,000
Cash Proceeds from Stock Subscriptions	100,000	—	104,900
Cash Proceeds from Sale of Stock	—	—	20,100

Net Cash Flows from Financing Activities	(47,500)	—	50,837

Net Change in Cash and Cash Equivalents	(47,836)	—	2,653

Cash and Cash Equivalents - Beginning of Period	50,489	—	—

Cash and Cash Equivalents - End of Period	$2,653	$—	$2,653

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

AFH Acquisition VII, Inc., a development stage company (the “Company or “AFH””), was incorporated under the laws of the State of Delaware on September 24, 2007. The Company is 93.37% owned by AFH Holding & Advisory, LLC (the “Parent”). The financial statements presented represent only those transactions of AFH Acquisition VII, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

On October 5, 2012, the Parent, entered into a letter of intent (the “LOI”) with two target companies, Eurocar, Inc. (“Eurocar”) and Park Place Motor Ltd. (“Park Place”, together with Eurocar, the “Target Companies”), pursuant to which the Company intends to acquire the Target Companies through a series of transactions including a merger or other business combination (the “Reverse Merger”) pursuant to which AFH would cease to be a shell company, as defined in the rules of the Securities and Exchange Commission (the “SEC”) and Eurocar and Park Place will become a public company (“Pubco”). On October 26, 2012, AFH, Eurocar and Park Place entered into an amendment to the LOI.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $58,176 at January 31, 2013.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note E -	Due to/ from Parent

Due from parent represents cash advance to AFH Holding & Advisory, LLC, the majority shareholder, for expenses incurred in connection with the LOI in Note A.  In the event a merger takes place funds will be kept with AFH Holding & Advisory.  In the event the merger in Note A does not take place, any remaining funds that have not been used as part of the going public process and AFH Holding & Advisory expenses related to the proposed merger “remaining funds” if any, will be used in a future transaction.  At January 31, 2013 the balance was $684,163.

Due to parent represents cash advances from AFH Holding & Advisory, LLC. There are no repayment terms.

Note F -	Stock Transactions

In October 2012, the Company commenced a private placement offering, as amended, (the “Offering”) to several accredited investors (the “Purchasers”) for up to 1,300,000 Shares (the “Maximum Offering”) for aggregate proceeds equal to $2,600,000 (the “Maximum Offering Amount”). The Company may increase the Maximum Offering to 1,560,000 Shares and the Maximum Offering Amount to $3,120,000 to cover over-allotments. There is no minimum number of Shares that may be purchased in the Offering. No warrants were issued to investors in the Offering. The Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder.

Note G -	Subsequent Events

As of March 18, 2013, the Company has received additional proceeds in an aggregate amount of $105,700 and issued 52,850 shares of its Common Stock in connection with the Private Placement. See note F.

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Letter of Intent with Eurocar and Park Place

On October 5, 2012, AFH Holding & Advisory, LLC (“AFH Advisory”) entered into a letter of intent (the “LOI”) with two target companies, Eurocar, Inc. (“Eurocar”) and Park Place Motor Ltd. (“Park Place”, together with Eurocar, the “Target Companies”), pursuant to which the Company intends to acquire the Target Companies through a series of transactions including a merger or other business combination (the “Reverse Merger”) pursuant to which AFH would cease to be a shell company, as defined in the rules of the Securities and Exchange Commission (the “SEC”) and Eurocar and Park Place will become a public company (“Pubco”). On October 26, 2012, AFH, Eurocar and Park Place entered into an amendment to the LOI, pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of Pubco. On January 28, 2013, the parties to the LOI entered into a second amendment to the LOI, pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of Pubco, provided for certain acknowledgments regarding the proceeds of the Private Placement (hereinafter defined), amended a provision regarding a potential subsequent financing and amended certain financial representations made by each of Eurocar and Park Place.

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

Pursuant to the LOI, as amended, upon consummation of the Reverse Merger, the existing stockholders of the Company and AFH Advisory and its affiliates will collectively own 30.5% of the issued and outstanding common shares of Pubco, the stockholders of EuroCar will own 22.225% of the issued and outstanding common shares of PubCo, the stockholders of Park Place will own 41.275% of the issued and outstanding common shares of PubCo, Brady Schmidt will own 3% of the issued and outstanding common shares of PubCo and Gary Mull will own 3% of the issued and outstanding common shares of PubCo.

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

In addition to the efforts described above, the Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

5

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

Private Placement Commencing from October 2012

In October 2012, the Company commenced a private placement offering, as amended, (the “Offering”) to several accredited investors (the “Purchasers”) for up to 1,300,000 Shares (the “Maximum Offering”) for aggregate proceeds equal to $2,600,000 (the “Maximum Offering Amount”). The Company may increase the Maximum Offering to 1,560,000 Shares and the Maximum Offering Amount to $3,120,000 to cover over-allotments. There is no minimum number of Shares that may be purchased in the Offering. No warrants were issued to investors in the Offering. The Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder.

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

As of the date of this Quarterly Report, the Company has received proceeds in an aggregate amount of $815,700 and issued 407,850 shares of its Common Stock in connection with the Offering. It is expected that the Offering will be consummated in the second quarter of 2013.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and raise funds to pay fees and expenses incurred in connection therewith. No revenue has been generated by the Company from September 24, 2007 (inception) to January 31, 2013. It is unlikely the Company will have any other revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

Other than the proceeds from the Offering described above, at January 31, 2013 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

6

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the quarters ended January 31, 2013, January 31, 2012 and for the cumulative period from September 24, 2007 (Inception) to January 31, 2013.

	Fiscal Quarter Ended January 31, 2013	Fiscal Quarter Ended January 31, 2012	For the Cumulative Period from September 24, 2007 (Inception) to January 31, 2013
Net Cash (Used in) Operating Activities	$(336)	-	(48,184)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$(47,500)	-	50,837
Net Increase (Decrease) in Cash and Cash Equivalents	$(47,836)	-	2,653

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

As a smaller reporting company we are not required to provide this information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2012, the Company commenced a private placement offering, as amended, (the “Offering”) to several accredited investors (the “Purchasers”) for up to 1,300,000 Shares (the “Maximum Offering”) for aggregate proceeds equal to $2,600,000 (the “Maximum Offering Amount”)The Company may increase the Maximum Offering to 1,560,000 Shares and the Maximum Offering Amount to $3,120,000 to cover over-allotments. There is no minimum number of Shares that may be purchased in the Offering. No warrants were issued to investors in the Offering. The Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder.

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

As of the date of this Quarterly Report, the Company has received proceeds in an aggregate amount of $815,700 and issued 407,850 shares of its Common Stock in connection with the Offering. It is expected that the Offering will be consummated in the second quarter of 2013.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2013.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

8

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: March 18, 2013

AFH ACQUISITION VII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour,
President, CEO and Principal Financial Officer

9