Form 10-K/A
period 2012-10-31
AFH ACQUISITION VII, INC.
filed 2013-06-20
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

 (Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 29, 2013, there were 5,000,000 shares of common stock, par value $.001, outstanding.

Documents Incorporated by Reference. None.

AFH ACQUISITION VII, Inc.

- INDEX -

EXPLANATORY NOTE:

This Form 10-K/A, Amendment No. 1 is being filed by AFH Acquisition VII, Inc. (the “Company”), to amend its Annual Report on Form 10-K for the year ended October 31, 2012, filed with the Securities and Exchange Commission on January 29, 2013, to (i) revise Item 8 Financial Statements and Supplementary Data in order to record proceeds from a subscription for the issuance of stock of $45,000 received in September 2012 by its parent, AFH Holding & Advisory, LLC, to purchase shares of the Company’s common stock, which shares were subsequently issued in April, 2013 which resulted in additional reverse merger expenses of $771,736, (ii) to make appropriate revisions to Item 7 the Management’s Discussion and Analysis related to cash flows to reflect the foregoing, (iii) to update the shares of common stock issued and outstanding as of October 31, 2012, and (iv) to make appropriate revisions to Item 9A Controls and Procedures related to the amendments described above.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and any information not affected by the amendments contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC.

New certifications of our principal executive and financial officer are included as exhibits to this amendment.

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

Since September 24, 2007 (inception) through October 31, 2012, we have incurred a net loss of $822,622. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of January 29, 2012, there were 1 holder of record of the Common Stock.

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

As of the date October 31, 2013, the Company has received proceeds in an aggregate amount of $150,000 which includes a subscription receivable of $100,000 in connection with the Offering. 75,000 shares of its Common Stock are to be issued in connection with the Offering. It is expected that the Offering will be consummated in the third quarter of 2013.

In addition, the Company’s parent received $45,000 in proceeds in September 2012 to enter into stock subscriptions for shares of the Company’s common stock, which resulted in additional reverse merger expenses of $771,736. The shares were subsequently issued in May 2013.

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

Liquidity and Capital Resources

As of October 31, 2012, the Company had assets equal to $50,489, comprised of cash and cash equivalents and deferred expenses. This compares with assets of $0 as of October 31, 2011. The Company’s current liabilities as of October 31, 2012 totaled $26,375, comprised of accrued expenses and monies due to parent. This compares with liabilities of $20,243 comprised exclusively of accrued expenses and monies due to parent, as of October 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2012, October 31, 2011 and for the cumulative period from September 24, 2007 (Inception) to October 31, 2012.

	(Restated) Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	(Restated) For the Cumulative Period from September 24, 2007 (Inception) to October 31, 2012
Net Cash (Used in) Operating Activities	$37,575	$(3,597)	$(2,848)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$12,914	$3,597	$53,337
Net Increase (Decrease) in Cash and Cash Equivalents	$50,489	$-	$50,489

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the year ended October 31, 2012 totaling $777,379 as well as an accumulated deficit since inception amounting to $822,622.

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

As of the date October 31, 2013, the Company has received proceeds in an aggregate amount of $150,000 which includes a subscription receivable of $100,000 in connection with the Offering. 75,000 shares of its Common Stock are to be issued in connection with the Offering. It is expected that the Offering will be consummated in the third quarter of 2013.

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

For the fiscal year ended October 31, 2012, the Company had a net loss of $777,379, consisting of reverse merger expenses, legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2012 in September of 2012, Quarterly Report on Form 10-Q for the period ended April 30, 2011 in June of 2011, Quarterly Report on Form 10-Q for the period ended January 31, 2012 in March of 2012 and the preparation of the Company’s Registration Statement on Form 10-K in January of 2012.

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

For the period from September 24, 2007 (Inception) to October 31, 2012, the Company had a net loss of $822,622 comprised exclusively of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2012 in September of 2012, Quarterly Report on Form 10-Q and 10-K from inception and the preparation of the Company’s Registration Statement on Form 10-K in January of 2012.

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
OCTOBER 31, 2012 (Restated)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Acquisition VII

We have audited the accompanying balance sheets of AFH Acquisition VII as of October 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended October 31, 2012 and for the period since inception (September 24, 2007) through October 31, 2012. AFH Acquisition VII’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition VII as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2012 and for the period since inception (September 24, 2007) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note H to the financial statements, the Company has restated its financial statements to reflect the previously unrecorded subscription to issue shares of common stock, resulting in a liability to issue shares, and the recording of associated expenses and deferred expenses.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
January 29, 2013, except for Notes E and H, as to which the date is June 20, 2013.

280 Kenneth Drive, Suite 100 | Rochester, NY 14623 | p 585.427.8900 | tf 800.546.7556 | f 585.427.8947 | e info@EFPRotenberg.com | EFPRotenberg.com

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

BALANCE SHEETS AT OCTOBER 31, 2012 AND 2011

October 31,	2012	2011
	(Restated)
ASSETS
Cash and Cash Equivalents	$50,489	$—
Deferred Expense	45,000	—

Total Assets	$95,489	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$3,038	$4,820
Due to Parent	23,337	15,423

Total Liabilities	26,375	20,243

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 and 5,000,000 Issued and Outstanding at October 31, 2012 and 2011, respectively	5,000	5,000
Common Stock to be Issued	966,736	—
Common Stock Subscription Receivable	(100,000)	—
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(822,622)	(45,243)

Total Stockholder’s Deficit	69,114	(20,243)

Total Liabilities and Stockholder’s Deficit	$95,489	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM

DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH OCTOBER 31, 2012

						Deficit Accumulated
	Common Stock		Additional	Stock	Stock	During	Total
	Number		Paid-In	to be	Subscription	Development	Stockholder’s
	of Shares	Value	Capital	Issued	Receivable	Stage	Deficit
			(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Balance - September 24, 2007	—	$—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	—	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	—	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	—	(7,543)	(7,543)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	—	(29,396)	(4,396)

Net Loss for the Period	—	—	—	—	—	(7,450)	(7,450)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	—	(36,846)	(11,846)

Net Loss for the Period	—	—	—	—	—	(3,577)	(3,577)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	—	(40,423)	(15,423)

Net Loss for the Period	—	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	20,000	—	—	(45,243)	(20,243)

Common Stock to be Issued	—	—	—	966,736	(100,000)	—	866,736

Net Loss for the Period	—	—	—	—	—	(777,379)	(777,379)

Balance - October 31, 2012 (Restated)	5,000,000	$5,000	$20,000	$966,736	$(100,000)	$(822,622)	$69,114

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENT OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011 AND FOR
THE PERIOD FROM DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH OCTOBER 31, 2012

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	October 31,		Through
	2012	2011	October 31, 2012
	(Restated)		(Restated)
Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,776
Reverse Merger Expenses	771,736	—	771,736
Interest	—	—	15
Legal and Professional	5,232	4,420	46,344
Office Expenses	11	—	789
Organizational Costs	—	—	962

Total Expenses	$776,979	$4,420	$821,622

Net Loss for the Period	$(776,979)	$(4,420)	$(821,622)

Franchise Tax	400	400	1,000

Net Loss for the Period	$(777,379)	$(4,820)	$(822,622)

Loss per Share - Basic and Diluted	$(0.16)	$(0.00)	$(0.16)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011 AND FOR THE PERIOD
FROM DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH OCTOBER 31, 2012

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	October 31,		Through
	2012	2011	October 31, 2012
	(Restated)		(Restated)
Cash Flows from Operating Activities
Net Loss for the Period	$(777,379)	$(4,820)	$(822,622)

Adjustments to reconcile net loss to net cash used in operating activities
Issurance of Stock for Services	771,736	—	771,736

Changes in Operating Assets and Liabilities:
Accrued Expenses	(1,782)	1,223	3,038
Deferred Expenses	45,000	—	45,000

Net Cash Flows from Operating Activities	37,575	(3,597)	(2,848)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	(37,086)	3,597	(21,663)
Cash Proceeds from Issuance of Stock	50,000	—	75,000

Net Cash Flows from Financing Activities	12,914	3,597	53,337

Net Change in Cash and Cash Equivalents	50,489	—	50,489

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$50,489	$—	$50,489

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

Supplemental Disclosure of Non Cash Financing Information
Proceeds Held by Parent	$45,000	$—	$45,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A	-	The Company

AFH Acquisition VII, Inc., a development stage company (the “Company or “AFH”), was incorporated under the laws of the State of Delaware on September 24, 2007. The Company is 98.5% owned by AFH Holding & Advisory, LLC (the “Parent”). The financial statements presented represent only those transactions of AFH Acquisition VII, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $822,622 at October 31, 2012.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note E	-	Deferred Expenses

Deferred expenses represents funds received by the Company for reverse merger expenses that were forwarded to the parent company and which have not yet been allocated to fees incurred with the transaction described in note A. It is expected that all funds will be used for expenses in the third quarter.

Note F	-	Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the sole shareholder of the Company. There are no repayment terms.

Note G	-	Stock Transactions

In October 2012, The Company commenced a private placement offering (the “Offering”) to several accredited investors (the “Purchasers”) for up to 500,000 Shares (the “Maximum Offering”) for aggregate proceeds equal to $1,000,000 (the “Maximum Offering Amount”). As of October 31, 2012, the Company entered into stock subscriptions for 75,000 shares of common stock at a per share price of $2.00 per share for gross proceeds of $150,000 (the “Private Placement”) of which is a stock subscription receivable of $100,000. The shares of our common stock sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

In September 2012, The Company’s parent received $45,000 in proceeds to enter into stock subscriptions for shares of the Company’s common stock, which resulted in additional reverse merger expenses of $771,736. The shares were subsequently issued in May 2013.

Note H	-	Restatements

The audited financial statements as of and for the year ended October 31, 2012 have been restated to correct the following errors:

1)	Proceeds from a subscription for the issuance of stock received by its parent, AFH Holding & Advisory, LLC, in September 2012 , to enter into a stock subscription with two third parties for shares of the Company’s common stock, which resulted in additional reverse merger expenses of $771,736. The shares were subsequently issued in May 2013. The effects of the restatement on the accompanying financial statements are as follows:

	As initially reported	As Restated
Statement of Operations:
Reverse Merger Expenses	$—	$771,736
Total Expenses	5,243	776,979
Net Loss for the Period	5,643	777,379
Balance Sheet:
Deferred Expense	—	45,000
Total assets	50,489	95,489
Common Stock	5,075	5,000
Additional Paid-In Capital	169,925	20,000
Common Stock to be Issued	—	966,736
Statement of Cash Flows:
Issuance of Stock for Services	—	771,736
Deferred Expenses	—	45,000
Net Cash Flows from Operating Activities	(5,643)	37,575

Note I	-	Subsequent Events

As of January 29, 2013, the Company has received proceeds in an aggregate amount of $150,000 and entered into subscription agreements for the issuance of 75,000 shares of its Common Stock in connection with the Private Placement. See note F.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In the Company’s original filing of the Form 10-K, management concluded that the Company maintained effective internal controls and procedures as of October 31, 2012. However, in connection with this Amendment No. 1 to Form 10-K, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2012 and has subsequently determined that a significant deficiency, as more fully described in “Management’s Report on Internal Control over Financial Reporting” below, existed as of October 31. 2012.  As a result of such significant deficiency, management has revised its previous assessment to conclude that our internal controls and procedures were not effective as of October 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR) as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of our internal controls over financial reporting as of October 31, 2012 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to a significant deficiency related to the valuation of liability associated with the stock issued in connection with services provided in September 2012 , our management has concluded that our internal controls over financial reporting were not effective.

The Company did not maintain effective control over the preparation, review, presentation and disclosure of amounts related to the stock liability in connection with the September 2012 private placement that were included in consolidated balance sheets and consolidated statements of income. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the issuance of stock for services and equity accounts and related financial disclosures that was not prevented or detected on a timely basis. Due to their relative inexperience, the Company’s accounting staff was not able to properly account for such complex transactions in a timely manner.

As a result of such significant deficiency, management, after consultation with its independent public accountants, amended its Annual Report on Form 10-K for the fiscal year ended October 31, 2012 and Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 on June 19, 2013. On June 18, 2013, our management, after consultation with our independent public accountants, concluded that our amended financial statements for the fiscal year ended October 31, 2012 and the quarter ended January 31, 2013 should no longer be relied upon. By filings this Amendment No. 1 to Form 10-K, we are amending the financials for the fiscal year ended October 31, 2012 and we expect to file an amendment to Form 10-Q for the quarter ended January 31, 2013 to amend the financial statements for the quarter ended January 31, 2013 as well.

To remediate this deficiency, we are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for liability associated with the stock issuance in addition to maintaining sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

We believe the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above. However, no assurance can be given that the remedial measures being undertaken will be fully effectuated or will be sufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal controls over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company may be required to again restate prior period financial results, (iv) the Company may be subject to litigation or regulatory proceedings, and (v) the Company’s business and operating results may be harmed.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal controls over financial reporting with regard to significant deficiencies that occurred during the year ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) The following tables set forth certain information as of January 29, 2013, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Amir F. Heshmatpour (1) 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212	5,000,000	(2)	100%

AFH Holding & Advisory, LLC 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212	5,000,000		100%

All Officers and Directors as a group	5,000,000		100%

 _______________________

(1)	Amir F. Heshmatpour serves as the sole officer and director of the Company.

(2)	Represents 5,000,000 shares of Common Stock owned by AFH Holding & Advisory LLC (“AFH Holding”). Mr. Heshmatpour is the sole member of AFH Holding & Advisory LLC and has sole voting and investment control over the shares of Common Stock owned of record by AFH Holding. Accordingly, he may be deemed a beneficial owner of the 5,000,000 shares of Common Stock owned by AFH Holding.

(b) The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.	Certain Relationships and Related Transactions.

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

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at October 31, 2012 and 2011	F-2

Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through October 31, 2012	F-3

Statements of Operations for the Years Ended October 31, 2012 and 2011 and for the Period from Date of Inception (September 24, 2007) through October 31, 2012	F-4

Statements of Cash Flows for the Years Ended October 31, 2012 and 2011 and for the Period from December of Inception (September 24, 2007) through October 31, 2012	F-5

Notes to Financial Statements	F-6 - F-9

____________

*Page F-1 follows page 7 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

10.1	Form of Subscription Agreement between the Company and Investors

23.1	Consent of EFP Rotenberg, LLP

31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2012

32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.
**	Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH Acquisition VII, INC.

Dated: June 20, 2013	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary, Chief Financial Officer	June 20, 2013
Amir F. Heshmatpour	and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Alfred E Osborne Jr.	Director	June 20, 2013
Alfred E Osborne Jr.

Director
Roger Jenkins

