Form 10-Q
period 2013-04-30
AFH ACQUISITION VII, INC.
filed 2013-06-20
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 20, 2013: 6,483,218 shares of common stock.

AFH ACQUISITION VII, Inc.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Condensed Balance Sheets at April 30, 2013 and October 31, 2012 (Unaudited)	F-1

	Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the Period from Date of Inception (September 24, 2007) through April 30, 2013 (Unaudited)	F-2

	Condensed Statements of Operations for the Three and Six Months Ended April 30, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through April 30, 2013 (Unaudited)	F-3

	Condensed Statements of Cash Flows for the Six Months Ended April 30, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through April 30, 2013 (Unaudited)	F-4

	Notes to Condensed Financial Statements	F-5 - F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
APRIL 30, 2013

3

AFH ACQUISITION vIi INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Condensed Balance Sheets at April 30, 2013 and October 31, 2012 (Unaudited)	F-1

Condensed Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through April 30, 2013 (Unaudited)	F-2

Condensed Statements of Operations for the Three and Six Months Ended April 30, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through April 30, 2013 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Six Months Ended April 30, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through April 30, 2013 (Unaudited)	F-4

Notes to Condensed Financial Statements	F-5 - F-8

4

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED BALANCE SHEETS - UNAUDITED

	April 30, 2013	October 31, 2012

ASSETS
Cash and Cash Equivalents	573	50,489
Deferred Expense	62,695	45,000

Total Assets	$63,268	$95,489

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$18,807	$3,038
Due to Parent	—	23,337

Total Liabilities	18,807	26,375

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,382,850 and 5,000,000 Issued and Outstanding at April 30, 2013 and October 31, 2012, respectively	5,382	5,000
Common Stock to be Issued	2,200,736	966,736
Common Stock Subscription Receivable	—	(100,000)
Additional Paid-In-Capital	785,318	20,000
Deficit Accumulated During Development Stage	(2,946,975)	(822,622)

Total Stockholder’s Deficit	44,461	69,114

Total Liabilities and Stockholder’s Deficit	$63,268	$95,489

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH APRIL 30, 2013 - UNAUDITED

						Deficit
						Accumulated
	Common Stock		Additional	Stock	Stock	During	Total
	Number		Paid-In	to be	Subscription	Development	Stockholder’s
	of Shares	Value	Capital	Issued	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	—	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	—	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	—	(7,543)	(7,543)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	—	(29,396)	(4,396)

Net Loss for the Period	—	—	—	—	—	(7,450)	(7,450)

Balance - October 31, 2009	5,000,000	$5,000	$20,000	$—	$—	$(36,846)	$(11,846)

Net Loss for the Period	—	—	—	—	—	(3,577)	(3,577)

Balance - October 31, 2010	5,000,000	$5,000	$20,000	$—	$—	$(40,423)	$(15,423)

Net Loss for the Period	—	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	$5,000	$20,000	$—	$—	$(45,243)	$(20,243)

Common Stock to be Issued	—	—	—	966,736	(100,000)	—	866,736

Net Loss for the Period	—	—	—	—	—	(777,379)	(777,379)

Balance - October 31, 2012	5,000,000	$5,000	$20,000	$966,736	$(100,000)	$(822,622)	$69,114

Cash Received for Stock Subscription	—	—	—	(100,000)	100,000	—	—

Common Stock Issued for Cash	382,850	382	765,318	—	—	—	765,700

Common Stock to be Issued	—	—	—	1,334,000	—	—	1,334,000

Net Loss for the Period	—	—	—	—	—	(2,124,353)	(2,124,353)

Balance - April 30, 2013	5,382,850	$5,382	$785,318	$2,200,736	$—	$(2,946,975)	$44,461

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(September 24, 2007)
	April 30,		April 30,		Through
	2013	2012	2013	2012	April 30, 2013

Revenues	$—	$—	$—	$—	$—

Expenses
Consulting	$1,200,000	$—	$1,200,000	$—	$1,201,776
Reverse Merger Expenses	907,418	—	907,418	—	1,679,154
Interest	—	—	—	—	15
Legal and Professional	8,815	1,750	15,769	3,106	62,113
Office Expenses	130	—	466	—	1,255
Organizational Costs	—	—	—	—	962

Total Expenses	$2,116,363	$1,750	$2,123,653	$3,106	$2,945,275

Net Loss for the Period	$(2,116,363)	$(1,750)	$(2,123,653)	$(3,106)	$(2,945,275)

Franchise Tax	700	400	700	400	1,700

Net Loss for the Period	$(2,117,063)	$(2,150)	$(2,124,353)	$(3,506)	$(2,946,975)

Loss per Share - Basic and Diluted	$(0.38)	$(0.00)	$(0.39)	$(0.00)	$(0.58)

Weighted Average Common Shares Outstanding	5,618,270	5,000,000	5,392,692	5,000,000	5,035,160

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Six Months Ended		(September 24, 2007)
	April 30,		Through
	2013	2012	April 30, 2013

Cash Flows from Operating Activities
Net Loss for the Period	$(2,124,353)	$(3,506)	$(2,946,975)

Adjustments to reconcile net loss to net cash used in operating activities
Issuance of Stock for Services	334,000	—	1,105,736

Changes in Operating Assets and Liabilities
Accrued Expenses	15,769	3,506	18,807
Deferred Expenses	(17,695)		(62,695)

Net Cash Flows from Operating Activities	(1,792,279)	—	(1,885,127)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	(23,337)	—	—
Cash Proceeds from Issuance of Stock	1,765,700	—	1,885,700

Net Cash Flows from Financing Activities	1,742,363	—	1,885,700

Net Change in Cash and Cash Equivalents	(49,916)	—	573

Cash and Cash Equivalents - Beginning of Period	50,489	—	—

Cash and Cash Equivalents - End of Period	$573	$—	$573

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A -	The Company

AFH Acquisition VII, Inc., a development stage company (the “Company or “AFH”), was incorporated under the laws of the State of Delaware on September 24, 2007. The Company is 82.31% owned by AFH Holding & Advisory, LLC (the “Parent”). The financial statements presented represent only those transactions of AFH Acquisition VII, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company.

Since inception, the Company has been engaged in organizational efforts and as set forth below has entered into an LOI.

The condensed financial statements of AFH Acquisition VII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of October 31, 2012 was derived from the audited consolidated financial statements included in Form 10-K. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2012, and other reports filed with the SEC

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

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

On October 26, 2012, AFH Advisory, Eurocar and Park Place entered into an amendment to the LOI, pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of the Company post Reverse Merger. On January 28, 2013, the parties to the LOI entered into an Amended and Restated Letter of Intent (the “Amended and Restated LOI”), pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of the Company post Reverse Merger, provided for certain acknowledgments regarding the proceeds of the Offering, amended a provision regarding a potential subsequent financing and amended certain financial representations made by each of Eurocar and Park Place. On February 1, 2013, the parties to the Amended and Restated LOI entered into an amendment to the Amended and Restated LOI to revise, among other things, the beneficial ownership of the Company post Reverse Merger. On May 20th, 2013, the parties to the Amended and Restated LOI entered into a Second Amended and Restated Letter of Intent (the “Second Amended and Restated LOI”).

Note B -	Summary of Significant Accounting Policies

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of April 30, 2013, we have received subscription agreements for 1,100,368 common shares representing aggregate proceeds of $2,200,736 which has been reflected as Common Stock to be Issued in the accompanying financial statements.

Note D -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $2,946,975 at April 30, 2013.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In October 2012, The Company commenced a private placement offering (the “Offering”) to several accredited investors (the “Purchasers”) for up to 500,000 Shares (the “Maximum Offering”) for aggregate proceeds equal to $1,000,000 (the “Maximum Offering Amount”). On January 31, 2013, an amendment to the offering was made to increase the offering to 1,300,000 shares and proceeds of $2,600,000. As of April 30, 2013, the Company entered into subscription agreements for the issuance of 907,850 shares of common stock at a per share price of $2.00 per share for gross proceeds of $1,815,700 (the “Private Placement”), of which 525,000 shares were subsequently issued. The shares of our common stock sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On March 26, 2013, The Company entered into an agreement to issue 167,000 shares of common stock in connection with consideration given in relation to a note with Park Place Motor Ltd. These shares were issued in May 2013.

In September 2012, The Company’s parent received $45,000 in proceeds to enter into subscription agreements for the issuance of shares of the Company’s common stock, which resulted in additional reverse merger expenses of $771,736. The shares were issued in May 2013.

Note H -	Reverse Merger Expenses

Reverse merger expenses represent cash from the private placement offering (see note F) which were used towards fees in relation to the LOI (see note A). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory. The $1,200,000 has been reflected as a consulting fee in the accompanying financial statements. The remaining proceeds from the Private Placement Finances will be used for expenses incurred by AFH in connection with the Private Financing, the Business Combination and all related going public expenses. The expenses incurred to date have been reflected under Reverse Merger Expenses in the accompanying financial statements with any remainder in deferred expenses.

Note I -	Subsequent Events

In May 2013, the Company issued all stock shown in Common Stock to be Issued on the accompanying financial statements.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Letter of Intent with Eurocar and Park Place

On October 5, 2012, AFH Holding & Advisory, LLC (“AFH Advisory”), a major shareholder of the Company, entered into a letter of intent (the “LOI”) with two target companies, Eurocar, Inc. (“Eurocar”) and Park Place Motors Ltd. (“Park Place,” together with Eurocar, the “Target Companies”), pursuant to which the Company will acquire the Target Companies through a series of transactions including a merger or other business combination pursuant to which the Company would cease to be a shell company, as defined in the rules of the SEC (the “Reverse Merger”).

Eurocar, formerly known as Tilos European Autosales, Inc., is a privately held California corporation incorporated on July 24, 1992. Eurocar is an independent automotive retailer specializing in pre-owned luxury and exotic vehicles with an operating history of approximately 30 years. Park Place was formed in 1987 and is a specialty dealership primarily serving high net worth individuals with a wide range of automotive vehicles and services.

On October 26, 2012, AFH Advisory, Eurocar and Park Place entered into an amendment to the LOI, pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of the Company post Reverse Merger. On January 28, 2013, the parties to the LOI entered into an Amended and Restated Letter of Intent (the “Amended and Restated LOI”), pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of the Company post Reverse Merger, provided for certain acknowledgments regarding the proceeds of the Offering, amended a provision regarding a potential subsequent financing and amended certain financial representations made by each of Eurocar and Park Place. On February 1, 2013, the parties to the Amended and Restated LOI entered into an amendment to the Amended and Restated LOI to revise, among other things, the beneficial ownership of the Company post Reverse Merger. On May 20th, 2013, the parties to the Amended and Restated LOI entered into a Second Amended and Restated Letter of Intent (the “Second Amended and Restated LOI”).

Pursuant to the Second Amended and Restated LOI, upon consummation of the Reverse Merger, the existing stockholders of the Company and AFH Advisory and its affiliates will collectively own 50.395% of the issued and outstanding common shares of the Company post Reverse Merger (the “Advisor Shares”), certain individuals who are not affiliated with AFH Advisory will, in the aggregate, own 4% of the issued and outstanding common shares of the Company post Reverse Merger; the investors in the Offering will own, in the aggregate, 9.411% of the issued and outstanding common shares of the Company post Reverse Merger (the “Investors Shares”), the stockholders of Eurocar will own 16.57% of the issued and outstanding common shares of the Company post Reverse Merger, and the stockholders of Park Place will own 20.603% of the issued and outstanding common shares of the Company post Reverse Merger. Holders of the Advisor Shares will have two demand registration rights and unlimited “piggy-back” registration rights.

The Target Companies acknowledged and agreed that they shall not be entitled to the proceeds of the Offering, $1.2 million of which will be kept in AFH Advisory’s account and used by AFH Advisory for all expenses incurred by AFH Advisory in connection with the Offering, the Reverse Merger and all related going public expenses (the “Going Public Expenses”). The remaining proceeds of the Offering will also be kept in AFH Advisory’s account and allocated by AFH Advisory in its sole discretion for any expenses incurred by the Company in connection with the Going Public Expenses. In the event the Reverse Merger does not take place, any remaining proceeds of the Offering that have not been used in connection with the Offering, the Reverse Merger and the Going Public Expenses will be used in a future transaction. To date, in excess of $1,860,700 has been either spent or allocated for certain expenses. To the extent AFH Advisory advances expenses to the Company in an amount in excess of the total proceeds raised in the Offering, AFH Advisory shall be entitled to be reimbursed such amount.

Following the consummation of the Reverse Merger, AFH Advisory will assist the Company post Reverse Merger in procuring an investment bank to underwrite the Company’s initial public offering in an amount of up to $70 million (the “IPO”). Notwithstanding the foregoing, if the IPO is not consummated, following the approval of a 15c-211 filing with the Financial Industry Regulatory Authority (“FINRA”), the Company post Reverse Merger may consummate a private financing (the “Subsequent Private Financing”), of approximately $35 million in debt (the “Subsequent Debt Securities”) and equity securities (the “Subsequent Equity Securities,” together with the Subsequent Debt Securities, the “Subsequent Financing Securities”). We anticipate the debt portion of the Subsequent Financing (if obtained) will be approximately $20 million and the equity portion of the Subsequent Financing will be approximately $15 million.

AFH Advisory will have the right to approve all senior management of the Company and five initial members of the Company’s board of directors (the total number of directors not to exceed 9) following the Reverse Merger.

The Company plans to adopt a 2013 Omnibus Incentive Plan with 3,187,636 shares of the Common Stock initially reserved for issuance thereunder, with the number of shares reserved for issuance under such plan to increase on January 1 of each year pursuant to an evergreen provision by an amount equal to the lesser of (a) 10% of the outstanding shares of the Company on such date and (b) 7,000,000 shares of Common Stock, or such lesser amount as determined by the Company’s board of directors in its discretion.

In connection with the Reverse Merger, AFH Advisory has received $750,000 from an affiliate of Park Place (the “PP Affiliate”) and will receive an additional $250,000 (subject to certain conditions) as consideration for dilution of its ownership percentage of the Company in connection with the Reverse Merger. Upon the consummation of the IPO or Subsequent Financing, the Company will issue to the PP Affiliate five year warrants to purchase the Company’s Common Stock. The per share exercise price will be equal to 100% of the price at which the Company’s Common Stock is sold in the IPO or the Subsequent Financing, as applicable (the “Exercise Price”). The number of shares underlying the warrants will be calculated by dividing $750,000 by the Exercise Price.

The Second Amended and Restated LOI contains a provision which provides that the Company will be responsible for all of the transaction costs (including reasonable expenses of AFH Advisory) incurred in connection with the proposed Subsequent Financing and/or IPO. In addition, upon the consummation of the IPO or Subsequent Financing, the Company will issue AFH Advisory five year warrants to purchase the Company’s Common Stock (the “AFH Warrants”). The per share exercise price will be equal to the Exercise Price. The number of shares underlying the AFH Warrants will be calculated by dividing $1,000,000 by the Exercise Price. The AFH Warrants will also have a cashless exercise provision. AFH Advisory will have normal and customary piggyback registration rights with respect to the shares of Common Stock issuable upon exercise of such warrants.

In consideration for the mergers and acquisitions services rendered to the Company post Reverse Merger by Amir F. Heshmatpour and his relatives, assignees and affiliates (the “AFH Group”), the AFH Group will receive additional shares of the Common Stock (the “Additional AFH Shares”) as follows:

(i)    If the earnings per share of the Company post Reverse Merger (as reflected on the Company’s financial statements filed in its ’34 Act reports with the SEC) increase by 100% within ten fiscal quarters after the IPO, AFH Group in the aggregate shall be entitled to shares of Common Stock in an amount equal to 10% of the then outstanding Common Stock;

(ii)    If the earnings per share of the Company post Reverse Merger (as reflected on the Company’s financial statements filed in its ’34 Act reports with the SEC) increase by 100% within eighteen fiscal quarters after the IPO, AFH Group in the aggregate shall be entitled to shares of Common Stock in an amount equal to 5% of the then outstanding Common Stock.

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

Proceeds from the Offering are expected to be used as working capital or as cash which may be utilized to pay fees and expenses incurred in connection with the Reverse Merger with the Target Companies as indicated in the Second Amended and Restated LOI.

The Offering was undertaken pursuant to a definitive Subscription Agreement between the Company and the Purchasers (the “Subscription Agreement”), which contains customary representations, warranties and covenants of the parties.

As of the date of this Quarterly Report, the Company has received proceeds in an aggregate amount of $1,815,700 and entered into stock subscriptions for the issuance of 907,850 shares of its Common Stock in connection with the Offering. It is expected that the Offering will be consummated in the third quarter of 2013.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and raise funds to pay fees and expenses incurred in connection therewith. No revenue has been generated by the Company from September 24, 2007 (inception) to April 30, 2013. It is unlikely the Company will have any other revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to reverse merger expenses, legal, accounting, and other professional service fees.

Liquidity and Capital Resources

Other than the proceeds from the Offering described above, at April 30, 2013 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the quarters ended April 30, 2013, April 30, 2012 and for the cumulative period from September 24, 2007 (Inception) to April 30, 2013.

	Fiscal Quarter Ended April 30, 2013	Fiscal Quarter Ended April 30, 2012	For the Cumulative Period from September 24, 2007 (Inception) to April 30, 2013
Net Cash (Used in) Operating Activities	$(1,792,279)	-	(1,885,127)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$1,742,363	-	1,885,700
Net Increase (Decrease) in Cash and Cash Equivalents	$(49,916)	-	573

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the six months ended April 30, 2013 totaling $2,124,353 as well as an accumulated deficit since inception amounting to $2,946,975 and negative working capital of $2,946,975.

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

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2013. We are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for liability associated with stock issuance in addition to maintaining sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal controls over financial reporting except for the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report, the Company has received proceeds in an aggregate amount of $1,815,700 and entered into stock subscriptions for the issuance of 907,850 shares of its Common Stock in connection with the Offering. It is expected that the Offering will be consummated in the third quarter of 2013.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2013.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: June 20, 2013

AFH ACQUISITION VII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour,
President, CEO and Principal Financial Officer

