Form 10-Q/A
period 2013-01-31
AFH ACQUISITION VII, INC.
filed 2013-06-21
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 18, 2013: 5,000,000 shares of common stock.

EXPLANATORY NOTE:

This Form 10-Q/A, Amendment No. 1 is being filed by AFH Acquisition VII, Inc. (the “Company”), to amend its Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, filed with the Securities and Exchange Commission on March 18, 2013, to (i) revise Item 1 of Part I Financial Statements and the notes thereto in order to correctly record due from parent as deferred expenses, (ii) to make appropriate revisions to Item 2 of Part I the Management’s Discussion and Analysis related to cash flows to reflect the foregoing, (iii) to update the shares of common stock issued and outstanding as of January 31, 2013, and (iv) to make appropriate revisions to Item 4 of Part I Control and Procedures related to the amendments described above.

This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures and any information not affected by the amendments contained in this Form 10-Q/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC.

New certifications of our principal executive and financial officer are included as exhibits to this amendment.

2

AFH ACQUISITION VII, Inc.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Balance Sheets at January 31, 2013 (Unaudited) and October 31, 2012	F-1

	Statements of Changes in Stockholder’s Equity (Deficit) for the Period from Date of Inception (September 24, 2007) through January 31, 2013 (Unaudited)	F-2

	Statements of Operations for the Three Months Ended January 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through January 31, 2013 (Unaudited)	F-3

	Statements of Cash Flows for the Three Months Ended January 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through January 31, 2013 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
JANUARY 31, 2013 (Restated)

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

5

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	January 31, 2013	October 31, 2012
	(Restated)
ASSETS
Cash and Cash Equivalents	2,653	50,489
Deferred Expense	729,163	45,000

Total Assets	$731,816	$95,489

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$9,992	$3,038
Due to Parent	—	23,337

Total Liabilities	9,992	26,375

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 and 5,000,000 Issued and Outstanding at January 31, 2013 and October 31, 2012, respectively	5,000	5,000
Common Stock to be Issued	1,526,736	966,736
Common Stock Subscription Receivable	—	(100,000)
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(829,912)	(822,622)

Total Stockholder’s Deficit	721,824	69,114

Total Liabilities and Stockholder’s Deficit	$731,816	$95,489

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH JANUARY 31, 2013

						Deficit
						Accumulated
	Common Stock		Additional	Stock	Stock	During	Total
	Number		Paid-In	to be	Subscription	Development	Stockholder’s
	of Shares	Value	Capital	Issued	Receivable	Stage	Deficit
				(Restated)	(Restated)	(Restated)	(Restated)
Balance - September 24, 2007	—	$—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	—	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	—	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	—	(7,543)	(7,543)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	—	(29,396)	(4,396)

Net Loss for the Period	—	—	—	—	—	(7,450)	(7,450)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	—	(36,846)	(11,846)

Net Loss for the Period	—	—	—	—	—	(3,577)	(3,577)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	—	(40,423)	(15,423)

Net Loss for the Period	—	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	20,000	—	—	(45,243)	(20,243)

Common Stock to be Issued	—	—	—	966,736	(100,000)	—	866,736

Net Loss for the Period	—	—	—	—	—	(777,379)	(777,379)

Balance -October 31, 2012 (Restated)	5,000,000	5,000	20,000	966,736	(100,000)	(822,622)	69,114

Cash Received for Stock Subscription	—	—	—	—	100,000	—	100,000

Common Stock to be Issued	—	—	—	560,000	—	—	560,000

Net Loss for the Period	—	—	—	—	—	(7,290)	(7,290)

Balance - January 31, 2013 (Restated)	5,000,000	$5,000	$20,000	$1,526,736	$—	$(829,912)	$721,824

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Three Months Ended		(September 24, 2007)
	January 31,		Through
	2013	2012	January 31, 2013
	(Restated)		(Restated)
Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,776
Reverse Merger Expenses	—	—	771,736
Interest	—	—	15
Legal and Professional	6,954	1,356	53,298
Office Expenses	336	—	1,125
Organizational Costs	—	—	962

Total Expenses	$7,290	$1,356	$828,912

Net Loss for the Period	$(7,290)	$(1,356)	$(828,912)

Franchise Tax	—	—	1,000

Net Loss for the Period	$(7,290)	$(1,356)	$(829,912)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.17)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Three Months Ended		(September 24, 2007)
	January 31,		Through
	2013	2012	January 31, 2013
	(Restated)		(Restated)
Cash Flows from Operating Activities
Net Loss for the Period	$(7,290)	$(1,356)	$(829,912)

Adjustments to reconcile net loss to net cash used in operating activities
Issuance of Stock for Services	—	—	771,736

Changes in Operating Assets and Liabilities
Deferred Expense	(684,163)	—	(639,163)
Accrued Expenses	6,954	1,356	9,992

Net Cash Flows from Operating Activities	(684,499)	—	(687,347)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	(23,337)	—	(45,000)
Cash Proceeds from Issuance of Stock	660,000	—	735,000

Net Cash Flows from Financing Activities	636,663	—	690,000

Net Change in Cash and Cash Equivalents	(47,836)	—	2,653

Cash and Cash Equivalents - Beginning of Period	50,489	—	—

Cash and Cash Equivalents - End of Period	$2,653	$—	$2,653

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Proceeds Held by Parent	$—	$—	$45,000

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

- continued-

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $829,912 at January 31, 2013.

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

Deferred expenses represents funds received by the Company for reverse merger expenses which have not yet been allocated to fees incurred with the transaction described in note A. It is expected that all funds will be used for expenses in the third quarter.

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

Note H -	Restatements

The reviewed financial statements as of and for the three months ended January 31, 2013 have been restated to correct the following errors:

	1)	Update Issued and Outstanding stock for proceeds held for shares to be issued and restate due from parent as a deferred expense. The effects of the restatement on the accompanying financial statements are as follows:

	As initially reported	As Restated
Balance Sheet:
Deferred Expense	—	729,163
Due From Parent	684,163	—
Total assets	686,163	731,816
Common Stock	5,355	5,000
Additional Paid-In Capital	729,645	20,000
Common Stock to be Issued	—	1,526,736
Statement of Cash Flows:
Deferred Expenses	—	684,163
Net Cash Flows from Operating Activities	(336)	(684,499)
Cash Advance by (Repayment to) Parent	(707,500)	(23,337)
Net Cash Flows from Financing Activities	(47,500)	636,663

Note I -	Subsequent Events

As of March 18, 2013, the Company has received additional proceeds in an aggregate amount of $105,700 and issued 52,850 shares of its Common Stock in connection with the Private Placement. See note G.

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

6

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

As of the date of this Quarterly Report, the Company has received proceeds in an aggregate amount of $1,815,700 and issued 907,850 shares of its Common Stock in connection with the Offering. It is expected that the Offering will be consummated in the second quarter of 2013.

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

7

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

	Fiscal Quarter Ended January 31, 2013	Fiscal Quarter Ended January 31, 2012	For the Cumulative Period from September 24, 2007 (Inception) to January 31, 2013
Net Cash (Used in) Operating Activities	$(684,499)	-	(687,347)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$636,663	-	690,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(47,836)	-	2,653

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the three months ended January 31, 2013 totaling $7,290 as well as an accumulated deficit since inception amounting to $829,912.

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

In the Company’s original filing of the Form 10-Q, management concluded that the Company maintained effective internal control and procedures as of January 31, 2013. However, in connection with this Amendment No. 1 to Form 10-Q, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2013 and has subsequently determined that a significant deficiency existed as of January 31, 2013 related to the valuation of liability associated with stock issued in connection with services provided in September 2012. As a result of such material weakness, management has revised its previous assessment to conclude that our disclosure controls and procedures were not effective as of January 31, 2013.

The Company did not maintain effective control over the preparation, review, presentation and disclosure of amounts related to the stock issued in connection with the September 2012 services that were included in our consolidated balance sheets and consolidated statements of income. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the issuance of stock for services and equity accounts and related financial disclosures that was not prevented or detected on a timely basis.

As a result of such material weakness, on June 18, 2013, our management, after consultation with our independent public accountants, concluded that our amended financial statements for the fiscal year ended October 31, 2012 and the quarter ended January 31, 2013 should no longer be relied upon. We amended our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 on June 20, 2013. By filings this Amendment No. 1 to Form 10-Q, we are amending the financials for the quarter ended January 31, 2013.

To remediate this deficiency, we are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for liability associated with the stock in addition to maintaining sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

We believe the remediation measures we are taking, if effectively implemented and maintained, will remediate the material weakness discussed above. However, no assurance can be given that the remedial measures being undertaken will be fully effectuated or will be sufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal controls over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company may be required to again restate prior period financial results, (iv) the Company may be subject to litigation or regulatory proceedings, and (v) the Company’s business and operating results may be harmed.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting except for the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

8

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

As of the date of this Quarterly Report, the Company has received proceeds in an aggregate amount of $710,000 and received subscription agreements to issue 355,000 shares of its Common Stock in connection with the Offering. It is expected that the Offering will be consummated in the second quarter of 2013.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2013.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

9

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: June 21, 2013

AFH ACQUISITION VII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour,
President, CEO and Principal Financial Officer

10