Form 10-Q
period 2013-07-31
AFH ACQUISITION VII, INC.
filed 2013-09-16
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 16, 2013: 6,483,218 shares of common stock.

AFH ACQUISITION VII, Inc.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements	3

	Condensed Balance Sheets at July 31, 2013 and October 31, 2012 (Unaudited) (Restated)	F-1

	Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the Period from Date of Inception (September 24, 2007) through July 31, 2013 (Unaudited) (Restated)	F-2

	Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through July 31, 2013 (Unaudited) (Restated)	F-3

	Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through July 31, 2013 (Unaudited) (Restated)	F-4

	Notes to Condensed Financial Statements (Unaudited)	F-5 - F-9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

Signatures		12

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
july 31, 2013

3

AFH ACQUISITION vIi INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Condensed Balance Sheets at July 31, 2013 and October 31, 2012 (Unaudited) (Restated)	F-1

Condensed Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through July 31, 2013 (Unaudited) (Restated)	F-2

Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through July 31, 2013 (Unaudited) (Restated)	F-3

Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through July 31, 2013 (Unaudited) (Restated)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5 - F-9

4

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED BALANCE SHEETS - UNAUDITED

	July 31, 2013	October 31, 2012
		(Restated)

ASSETS
Cash and Cash Equivalents	543	50,489
Deferred Expense	62,695	45,000

Total Assets	$63,238	$95,489

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$30,800	$3,038
Due to Parent	—	23,337

Total Liabilities	30,800	26,375

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 6,483,218 and 5,000,000 Issued and Outstanding at July 31, 2013 and October 31, 2012, respectively	6,483	5,000
Common Stock to be Issued	—	966,736
Common Stock Subscription Receivable	—	(100,000)
Additional Paid-In-Capital	2,984,953	20,000
Deficit Accumulated During Development Stage	(2,958,998)	(822,622)

Total Stockholder’s Deficit	32,438	69,114

Total Liabilities and Stockholder’s Deficit	$63,238	$95,489

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH JULY 31, 2013 - UNAUDITED (RESTATED)

						Deficit
						Accumulated
	Common Stock		Additional	Stock	Stock	During	Total
	Number		Paid-In	to be	Subscription	Development	Stockholder’s
	of Shares	Value	Capital	Issued	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	—	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	—	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	—	(7,543)	(7,543)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	—	(29,396)	(4,396)

Net Loss for the Period	—	—	—	—	—	(7,450)	(7,450)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	—	(36,846)	(11,846)

Net Loss for the Period	—	—	—	—	—	(3,577)	(3,577)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	—	(40,423)	(15,423)

Net Loss for the Period	—	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	20,000	—	—	(45,243)	(20,243)

Common Stock to be Issued	—	—	—	966,736	(100,000)	—	866,736

Net Loss for the Period	—	—	—		—	(777,379)	(777,379)

Balance - October 31, 2012 (Restated)	5,000,000	5,000	20,000	966,736	(100,000)	(822,622)	69,114

Cash Received for Stock Subscription	—	—	—	(100,000)	100,000	—	—

Common Stock Issued for Cash	1,074,850	1,075	2,920,361	(50,000)	—	—	2,871,436

Common Stock Issued for Services	408,368	408	44,592	(816,736)	—	—	(771,736)

Net Loss for the Period	—	—	—	—	—	(2,136,376)	(2,136,376)

Balance - July 31, 2013	6,483,218	$6,483	$2,984,953	$—	$—	$(2,958,998)	$32,438

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Nine Months Ended		(September 24, 2007)
	July 31,		July 31,		Through
	2013	2012	2013	2012	July 31, 2013
					(Restated)

Revenues	$—	$—	$—	$—	$—

Expenses
Consulting	$—	$—	$1,200,000	$—	$1,201,776
Reverse Merger Expenses	—	—	907,418	—	1,679,154
Interest	—	—	—	—	15
Legal and Professional	11,993	1,088	27,762	4,194	74,106
Office Expenses	30	—	496	—	1,285
Organizational Costs	—	—	—	—	962

Total Expenses	$12,023	$1,088	$2,135,676	$4,194	$2,957,298

Net Loss for the Period	$(12,023)	$(1,088)	$(2,135,676)	$(4,194)	$(2,957,298)

Franchise Tax	—	—	700	400	1,700

Net Loss for the Period	$(12,023)	$(1,088)	$(2,136,376)	$(4,594)	$(2,958,998)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.43)	$(0.00)	$(0.59)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(September 24, 2007)
	July 31,		Through
	2013	2012	July 31, 2013
			(Restated)

Cash Flows from Operating Activities
Net Loss for the Period	$(2,136,376)	$(4,594)	$(2,958,998)

Adjustments to reconcile net loss to net cash used in operating activities

Issuance of Stock for Services	334,000	—	$1,105,736

Changes in Assets and Liabilities:
Accrued Expenses	27,762	4,594	30,800
Deferred Expenses	(17,695)	—	(62,695)

Net Cash Flows from Operating Activities	(1,792,309)	—	(1,885,157)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	(23,337)	—	—
Cash Proceeds from Issuance of Stock	1,765,700	—	1,885,700

Net Cash Flows from Financing Activities	1,742,363	—	1,885,700

Net Change in Cash and Cash Equivalents	(49,946)	—	543

Cash and Cash Equivalents - Beginning of Period	50,489	—	—

Cash and Cash Equivalents - End of Period	$543	$—	$543

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A -	The Company

AFH Acquisition VII, Inc., a development stage company (the “Company or “AFH”), was incorporated under the laws of the State of Delaware on September 24, 2007. The Company is 77.12% owned by AFH Holding & Advisory, LLC (the “Parent”). The financial statements presented represent only those transactions of AFH Acquisition VII, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company.

Since inception, the Company has been engaged in organizational efforts and as set forth below has entered into an LOI.

The condensed financial statements of AFH Acquisition VII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of October 31, 2012 was derived from the audited condensed financial statements included in Form 10-K. These condensed financial statements should be read in conjunction with the annual audited condensed financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2012, and other reports filed with the SEC

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company’s short-term and long-term deferred tax liability is based on the calculation of the deferred taxes on the Company’s unrealized gain on available-for-sale securities using a 40% effective tax rate based on a 31% federal income tax rate (net of state tax deduction) combined with an 8.84% California state income tax rate. The Company recognizes a deferred tax asset (through changes in the valuation allowance) for the exact amount of the deferred tax liability. The classification of these deferred taxes is concurrent with the classification of investments for which the unrealized gain is derived. For balance sheet presentation, current deferred tax assets and liabilities have been offset and presented as a single amount and non-current deferred tax assets and liabilities within each tax jurisdiction have been offset and presented as a single amount.

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of July 31, 2013, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit. The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

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

As of July 31, 2013, we have received subscription agreements for 907,850 common shares representing aggregate proceeds of $1,815,700.

Note D -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $2,958,998 at July 31, 2013.

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

Deferred expenses represents funds received by the Company for reverse merger expenses that were forwarded to the parent company and which have not yet been allocated to fees incurred with the transaction described in note A. It is expected that all funds will be used for expenses in the fourth quarter.

Note F -	Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory, LLC. There are no repayment terms.

Note G -	Stock Transactions

In October 2012, The Company commenced a private placement offering (the “Offering”) to several accredited investors (the “Purchasers”) for up to 500,000 Shares (the “Maximum Offering”) for aggregate proceeds equal to $1,000,000 (the “Maximum Offering Amount”). On January 31, 2013, an amendment to the offering was made to increase the offering to 1,300,000 shares and proceeds of $2,600,000. As of July 31, 2013, the Company entered into subscription agreements for the issuance of 907,850 shares of common stock at a per share price of $2.00 per share for gross proceeds of $1,815,700 (the “Private Placement”), of which 525,000 shares were subsequently issued. The shares of our common stock sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note I -	Income Taxes

The provision (benefit) for income taxes consists of the following for the year ended October 31, 2012 and the nine months ended July 31, 2013:

		July 31, 2013	October 31, 2012
Current	U.S.	$—	$—

Deferred	U.S.	—	—
		$—	$—

A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Deferred tax assets consist of the following as of October 31, 2012 and July 31, 2013:

	July 31, 2013	October 31, 2012
Net operating loss carryforward	$(854,550)	$(329,048)
General business tax credit	—	—
Accrued expenses	—	—
Other	—	—
	(854,550)	(329,048)
Valuation allowance	854,550	329,048
	$—	$—

During nine months July 31, 2013 and year ended October 31, 2012, the valuation allowance increased by $525,502 and $329,048, respectively.

As of July 31, 2013 and October 31, 2012, the Company had net operating loss carry forwards (“NOL”) for federal and state reporting purposes of approximately $854,550 and $329,048, respectively, which expire in various years through 20XX. The Federal and state tax codes provide for restrictive limitations on the annual utilization of NOLs to offset taxable income when the stock ownership of a company significantly changes, as defined.

The income tax provision effective rate of 0% differs from that computed using the statutory federal tax rate of 34%, due to the following:

	July 31, 2013	October 31, 2012
Tax benefit at statutory federal rate	$(525,502)	$(329,048)
State taxes, net of federal tax benefit	—	—
Increase (decrease) in valuation allowance	525,502	329,048
Other	—	—
Permanent Items	—	—
General business tax credit	—	—
	$-0-	$-0-

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

The Company adopted a 2013 Omnibus Incentive Plan with 3,187,636 shares of the Common Stock initially reserved for issuance thereunder, with the number of shares reserved for issuance under such plan to increase on January 1 of each year pursuant to an evergreen provision by an amount equal to the lesser of (a) 10% of the outstanding shares of the Company on such date and (b) 7,000,000 shares of Common Stock, or such lesser amount as determined by the Company’s board of directors in its discretion.

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

In consideration for the mergers and acquisitions services rendered to the Company post Reverse Merger by Amir F. Heshmatpour and his relatives, assignees and affiliates (the “AFH Group”), the AFH Group will receive additional shares of the Common Stock (the “Additional AFH Shares”) as follows:

(i) If the earnings per share of the Company post Reverse Merger (as reflected on the Company’s financial statements filed in its 34’ Act reports with the SEC) increase by 100% within ten fiscal quarters after the IPO, AFH Group in the aggregate shall be entitled to shares of Common Stock in an amount equal to 10% of the then outstanding Common Stock;

(ii) If the earnings per share of the Company post Reverse Merger (as reflected on the Company’s financial statements filed in its 34’ Act reports with the SEC) increase by 100% within eighteen fiscal quarters after the IPO, AFH Group in the aggregate shall be entitled to shares of Common Stock in an amount equal to 5% of the then outstanding Common Stock.

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

As of the date of this Quarterly Report, the Company has received proceeds in an aggregate amount of $1,815,700 and entered into stock subscriptions for the issuance of 907,850 shares of its Common Stock in connection with the Offering. It is expected that the Offering will be consummated in the fourth quarter of 2013.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and raise funds to pay fees and expenses incurred in connection therewith. No revenue has been generated by the Company from September 24, 2007 (inception) to July 31, 2013. It is unlikely the Company will have any other revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to reverse merger expenses, legal, accounting, and other professional service fees.

Liquidity and Capital Resources

Other than the proceeds from the Offering described above, at July 31, 2013 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the quarters ended July 31, 2013, July 31, 2012 and for the cumulative period from September 24, 2007 (Inception) to July 31, 2013.

	Fiscal Quarter Ended July 31, 2013	Fiscal Quarter Ended July 31, 2012	For the Cumulative Period from September 24, 2007 (Inception) to July 31, 2013
Net Cash (Used in) Operating Activities	$(1,792,309)	-	(1,885,157)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$1,742,363	-	1,885,700
Net Increase (Decrease) in Cash and Cash Equivalents	$(49,946)	-	543

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the nine months ended July 31, 2013 totaling $2,136,376 as well as an accumulated deficit since inception amounting to $2,958,998 and positive working capital of $32,438.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2013. We are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for liability associated with stock issuance in addition to maintaining sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal controls over financial reporting except for the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report, the Company has received proceeds in an aggregate amount of $1,815,700 and entered into stock subscriptions for the issuance of 907,850 shares of its Common Stock in connection with the Offering. It is expected that the Offering will be consummated in the fourth quarter of 2013.

On May 29, 2013, Roger Jenkins (“Jenkins”) purchased 1,250,000 shares of the Common Stock and 25% of the AFH Warrants (as defined above) from AFH Advisory in consideration of $1,000,000. In addition, AFH Advisory agreed to contribute its right to receive the Additional AFH Shares (as defined above) to a newly formed limited liability company, in which AFH Advisory will hold 60% membership interest and Jenkins will hold 40% membership interest.

This transfer was made through a privately conducted and consummated transaction not involving a sale in the public markets and not involving a public solicitation and therefore exempt from registration under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2013.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed Herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: September 16, 2013

AFH ACQUISITION VII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour,
President, CEO and Principal Financial Officer

