Form 10-K
period 2013-10-31
AFH ACQUISITION VII, INC.
filed 2014-02-13
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53076

AFH ACQUISITION VII, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0217153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 S. Beverly Drive,

Ste #1600

Beverly Hills, CA 90212

(Address of principal executive offices)

(310) 475-3500

(Registrant’s telephone number, including area code)

9595 Wilshire Blvd.

Suite 700

Beverly Hills, CA 90212

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

[  ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, April 30, 2013.

There has never been a market for any of our securities.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 29, 2014, there were 6,483,218 shares of common stock, par value $.001, outstanding.

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

On October 26, 2012, AFH Advisory, Eurocar and Park Place entered into an amendment to the LOI, pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of the Company post Reverse Merger. On January 28, 2013, the parties to the LOI entered into an Amended and Restated Letter of Intent (the “Amended and Restated LOI”), pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of the Company post Reverse Merger, provided for certain acknowledgments regarding the proceeds of the Offering, amended a provision regarding a potential subsequent financing and amended certain financial representations made by each of Eurocar and Park Place. On February 1, 2013, the parties to the Amended and Restated LOI entered into an amendment to the Amended and Restated LOI to revise, among other things, the beneficial ownership of the Company post Reverse Merger. On May 20, 2013, the parties to the Amended and Restated LOI entered into a Second Amended and Restated Letter of Intent (the “Second Amended and Restated LOI”).

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

Current Status of Letter of Intent with Eurocar and Park Place

Subsequent to the events referenced above, EuroCar informed the Company that it was not proceeding forward with the terms of the LOI, as amended. Furthermore, Park Place has expressed a reluctance to proceed forward under the terms of the LOI, as amended. As such, there is a substantial likelihood that AFH will not effect the acquisition of Park Place and that the Reverse Merger referenced above will not be consummated. For this reason, AFH has decided to pursue other targets to acquire. It is currently expected that any acquisition target will be an entity focuses on the automobile space, whether that be a new and/or used car retailer and/or such an entity with an additional primary focus on automotive repairs and ancillary services.

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

Private Placement Commencing from October 2012

In October 2012, the Company commenced a private placement offering, as amended, (the “Offering”) to several accredited investors (the “Purchasers”) for up to 1,300,000 Shares for aggregate proceeds equal to $2,600,000. No warrants were issued to investors in the Offering. The Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder

Proceeds from the Offering were used to pay fees and expenses incurred in connection with the Reverse Merger with the Target Companies as indicated in the Second Amended and Restated LOI.

The Offering was undertaken pursuant to a definitive Subscription Agreement between the Company and the Purchasers (the “Subscription Agreement”), which contains customary representations, warranties and covenants of the parties.

As of the date of this Annual Report, the Company has received proceeds in an aggregate amount of $1,815,700. No additional amounts are expected to be raised further to the Offering until such time as other acquisition targets are identified.

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

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. However, we contemplate that at least one of the third parties who may introduce business combinations to us may be AFH Advisory. There are currently no agreements or preliminary agreements or understandings between us and AFH Advisory other than those already disclosed. Any transaction or consulting fees paid to AFH Advisory will be comparable with unaffiliated third party fees.

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

We presently have no employees apart from our management. Our sole officer and our directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

Since September 24, 2007 (inception) through October 31, 2013, we have incurred a net loss of $2,960,459. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended October 31, 2013 and 2012 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

Park Place has expressed a reluctance to proceed forward under the terms of the LOI, as amended. As such, there is a substantial likelihood that AFH will not effect the acquisition of Park Place and that the Reverse Merger referenced above will not be consummated. For this reason, AFH has decided to pursue other targets to acquire. There is no assurance any acquisition will be effected in a timely manner or at all.

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

If the Reverse Merger is not closed, there can be no assurance that the Company will successfully consummate a business combination.

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

We were incorporated in September 2007 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

Risk Related to Business

Park Place has expressed a reluctance to proceed forward under the terms of the LOI, as amended. As such, there is a substantial likelihood that AFH will not effect the acquisition of Park Place and that the Reverse Merger referenced above will not be consummated. For this reason, AFH has decided to pursue other targets to acquire. It is currently expected that any acquisition target will be an entity focused on the automobile space, whether that be a new and/or used car retailer and/or an such an entity with an additional primary focus on automotive repairs and ancillary services. The following risk factors are risk factors typically associated with Park Place and/or an entity focused on the automobile space, whether that be a new and/or used car retailer and/or an entity focused on automotive repairs and ancillary services (together the “Target Companies”).

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

The Energy Policy Conservation Act, enacted into law by Congress in 1975, added Title V, “Improving Automotive Efficiency,” to the Motor Vehicle Information and Cost Savings Act and established Corporate Average Fuel Economy (“CAFE”) standards for passenger cars and light trucks. CAFE is the sales weighted average fuel economy, expressed in miles per gallon (mpg) of a manufacturer’s fleet of passenger cars or light trucks with a gross vehicle weight rating of 8,500 pounds or less, manufactured for sale in the U.S., for any given model year.

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

On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including facilities that emit more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2012 for emissions occurring in 2010. At the state level, more than one-third of the states, either individually or through multi−state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, the Target Companies’ facilities, equipment and operations could require the Target Companies to incur costs to reduce emissions of greenhouse gases associated with their operations. In addition, similar regulations imposed on the owners of the vehicles that the Target Companies sell could adversely affect demand for certain vehicles.

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

Manufacturers exercise a great degree of control over the operations of Park Place through dealer agreements. The dealer agreements govern, among other things, its ability to purchase vehicles from the manufacturer and to sell vehicles to customers.

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

We are controlled by our management.

Our sole officer and also a director, Amir F. Heshmatpour, owns and votes 57.86% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

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

On January 27, 2014, Ellenoff, Grossman & Schole LLP filed a claim against the Company alleging breach of contract relating to unpaid legal fees of $80,464. The Company has accrued $16,562 of legal services provided. The remaining balance relates to services provided in relation to the private financing which commenced in October 2012. This fee is payable when the financing closes. The difference arises as to when the financing is considered close and hence when the fee is due and payable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of January 29, 2014, there were 33 holders of record of the Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company adopted a 2013 Omnibus Incentive Plan with 3,187,636 shares of the Common Stock initially reserved for issuance thereunder, with the number of shares reserved for issuance under such plan to increase on January 1 of each year pursuant to an evergreen provision by an amount equal to the lesser of (a) 10% of the outstanding shares of the Company on such date and (b) 7,000,000 shares of Common Stock, or such lesser amount as determined by the Company’s board of directors in its discretion. No shares have been issued under the plan.

Recent Sales of Unregistered Securities

On September 24, 2007, the Company offered and sold 5,000,000 shares of Common Stock for aggregate proceeds equal to $25,000 to Amir Farrokh Heshmatpour, our sole officer and a director. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. On August 7, 2008, Mr. Heshmatpour contributed his 5,000,000 shares of Common Stock to AFH Holding & Advisory, LLC, where such contribution was deemed an additional capital contribution to AFH Holding & Advisory, LLC.

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

As of the date of this Annual Report, the Company has received proceeds in an aggregate amount of $1,815,700 and entered into stock subscriptions for the issuance of 907,850 shares of its Common Stock in connection with the Offering.

On May 29, 2013, Roger Jenkins (“Jenkins”) entered into an agreement with AFH Advisory for the purchase of shares and warrants as described below. In consideration for $1,000,000 in cash, Jenkins received the following from AFH Advisory:

a)	1,250,000 shares of AFH Acquisition VII, Inc. Common Stock held by AFH Advisory;

b)	25% of the warrants entitled to AFH Advisory pursuant to the letter of intent with Eurocar and Park Place;

c)	AFH Advisory agreed to contribute its right to receive the additional shares entitled to AFH Advisory pursuant to the aforementioned letter of intent to a newly formed limited liability company, in which AFH Advisory will hold 60% membership interest and Jenkins will hold 40% membership interest.

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

Liquidity and Capital Resources

As of October 31, 2013, the Company had assets equal to $63,208, comprised of cash and cash equivalents and deferred expenses. This compares with assets of $95,489, comprised of cash and cash equivalents and deferred expenses, as of October 31, 2012. The Company’s current liabilities as of October 31, 2013 totaled $32,231, comprised of accrued expenses and monies due to parent. This compares with liabilities of $26,375 comprised exclusively of accrued expenses and monies due to parent, as of October 31, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2013, October 31, 2012 and for the cumulative period from September 24, 2007 (Inception) to October 31, 2013.

	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012	For the Cumulative Period from September 24, 2007 (Inception) to October 31, 2013
Net Cash (Used in) Operating Activities	$(1,792,339)	$37,575	$(1,885,187)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$1,742,363	$12,914	$1,885,700
Net Increase (Decrease) in Cash and Cash Equivalents	$513	$50,489	$513

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

Private Placement Commencing from October 2012

In October 2012, the Company commenced a private placement offering, as amended, (the “Offering”) to several accredited investors (the “Purchasers”) for up to 1,300,000 Shares for aggregate proceeds equal to $2,600,000 No warrants were issued to investors in the Offering. The Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder.

Proceeds from the Offering were utilized to pay fees and expenses incurred in connection with the Reverse Merger with the Target Companies as indicated in the LOI.

The Offering was undertaken pursuant to a definitive Subscription Agreement between the Company and the Purchasers (the “Subscription Agreement”), which contains customary representations, warranties and covenants of the parties.

As of the date of this Annual Report, the Company has received proceeds in an aggregate amount of $1,815,700.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to October 31, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2013, the Company had a net loss of $2,137,837, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and reverse merger expenses which represent cash from the private placement offering (see financial statements Note F) which were used towards fees in relation to the LOI (see financial statements Note A). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory.

For the fiscal year ended October 31, 2012, the Company had a net loss of $777,379, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and reverse merger expenses which represent cash from the private placement offering (see financial statements Note F) which were used towards fees in relation to the LOI (see financial statements Note A). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory.

For the period from September 24, 2007 (Inception) to October 31, 2013, the Company had a net loss of $2,960,459 comprised exclusively of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and reverse merger expenses which represent cash from the private placement offering (see financial statements Note F) which were used towards fees in relation to the LOI (see financial statements Note A). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory.

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

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Los Angeles, CA

FINANCIAL REPORTS
AT
OCTOBER 31, 2013

AFH ACQUISITION vIi INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Los Angeles, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at October 31, 2013 and 2012	F-3

Statement of Changes in Stockholders’ Deficit for the Period from Date of Inception (September 24, 2007) through October 31, 2013	F-4

Statements of Operations for the Years Ended October 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through October 31, 2013	F-5

Statements of Cash Flows for the Years Ended October 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through October 31, 2013	F-6

Notes to Financial Statements	F-7 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AFH Acquisition VII, Inc.

We have audited the accompanying balance sheets of AFH Acquisition VII, Inc. as of October 31, 2013 and for the period from inception (September 24, 2007) to October 31, 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended and for the period from September 24, 2007 (Inception) though October 31, 2013. AFH Acquisition VII, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition VII, Inc. as of October 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from September 24, 2007 (Inception) though October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note D, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Anton & Chia, LLP
Newport Beach, CA
February 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AFH Acquisition VII, Inc.

We have audited the accompanying balance sheet of AFH Acquisition VII, Inc. (the Company) as of October 31, 2012, and the related statements of operations, changes in stockholder's deficit, and cash flows for the year ended October 31, 2012 and for the period since inception (September 24, 2007) through October 31, 2012. AFH Acquisition VII, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition VII, Inc. as of October 31, 2012, and the results of its operations and its cash flows the year ended October 31, 2012 and for the period since inception (September 24, 2007) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

January 29, 2013, except for Notes E and H to the October 31, 2012 financial statements, as to which the date is June 20, 2013

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Los Angeles, CA

BALANCE SHEETS

October 31,	2013	2012

ASSETS
Cash and Cash Equivalents	513	50,489
Deferred Expense	62,695	45,000

Total Assets	$63,208	$95,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued Expenses	$32,231	$3,038
Due to Parent	—	23,337

Total Liabilities	32,231	26,375

Stockholders’ Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 6,483,218 and 5,000,000 Issued and Outstanding at October 31, 2013 and 2012, respectively	6,483	5,000
Common Stock to be Issued	—	966,736
Common Stock Subscription Receivable	—	(100,000)
Additional Paid-In-Capital	2,984,953	20,000
Equity Accumulated During Development Stage	(2,960,459)	(822,622)

Total Stockholders’ Equity	30,977	69,114

Total Liabilities and Stockholders’ Equity	$63,208	$95,489

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Los Angeles, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM

DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH OCTOBER 31, 2013

						Equity
						Accumulated
	Common Stock		Additional	Stock	Stock	During	Total
	Number		Paid-In	to be	Subscription	Development	Stockholders’
	of Shares	Value	Capital	Issued	Receivable	Stage	Equity

Balance - September 24, 2007	—	$—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	—	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	—	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	—	(7,543)	(7,543)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	—	(29,396)	(4,396)

Net Loss for the Period	—	—	—	—	—	(7,450)	(7,450)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	—	(36,846)	(11,846)

Net Loss for the Period	—	—	—	—	—	(3,577)	(3,577)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	—	(40,423)	(15,423)

Net Loss for the Period	—	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	20,000	—	—	(45,243)	(20,243)

Common Stock to be Issued	—	—	—	966,736	(100,000)	—	866,736

Net Loss for the Period	—	—	—	—	—	(777,379)	(777,379)

Balance - October 31, 2012	5,000,000	5,000	20,000	966,736	(100,000)	(822,622)	69,114

Cash Received for Stock Subscription	—	—	—	(100,000)	100,000	—	—

Common Stock Issued for Cash	907,850	908	1,814,792	(50,000)	—	—	1,765,700

Common Stock Issued for Services	575,368	575	1,150,161	(816,736)	—	—	334,000

Net Loss for the Period	—	—	—	—	—	(2,137,837)	(2,137,837)

Balance - October 31, 2013	6,483,218	$6,483	$2,984,953	$—	$—	$(2,960,459)	$30,977

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Los Angeles, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	October 31,		Through
	2013	2012	October 31, 2013

Revenues	$—	$—	$—

Expenses
Consulting	$1,200,000	$—	$1,201,776
Reverse Merger Expenses	907,418	771,736	1,679,154
Interest	—	—	15
Legal and Professional	29,223	5,232	75,567
Office Expenses	496	11	1,285
Organizational Costs	—	—	962

Total Expenses	$2,137,137	$776,979	$2,958,759

Net Loss for the Period	$(2,137,137)	$(776,979)	$(2,958,759)

Franchise Tax	700	400	1,700

Net Loss for the Period	$(2,137,837)	$(777,379)	$(2,960,459)

Loss per Share - Basic and Diluted	$(0.36)	$(0.16)	$(0.57)

Weighted Average Common Shares Outstanding	5,947,700	5,000,000	5,155,117

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Los Angeles, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	October 31,		Through
	2013	2012	October 31, 2013

Cash Flows from Operating Activities
Net Loss for the Year	$(2,137,837)	$(777,379)	$(2,960,459)

Adjustments to reconcile net loss to net cash used in operating activities
Issuance of Stock for Services	334,000	771,736	1,105,736

Changes in Assets and Liabilities:
Accrued Expenses	29,193	(1,782)	32,231
Deferred Expenses	(17,695)	45,000	(62,695)

Net Cash Flows from Operating Activities	(1,792,339)	37,575	(1,885,187)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Repayment to Parent	(23,337)	(37,086)	—
Cash Proceeds from Issuance of Stock	1,765,700	50,000	1,885,700

Net Cash Flows from Financing Activities	1,742,363	12,914	1,885,700

Net Change in Cash and Cash Equivalents	(49,976)	50,489	513

Cash and Cash Equivalents - Beginning of Year	50,489	—	—

Cash and Cash Equivalents - End of Year	$513	$50,489	$513

Cash Paid During the Year for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Los Angeles, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

AFH Acquisition VII, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 2007. The Company is 57.84% owned by AFH Holding & Advisory, LLC (the “Parent”). The financial statements presented represent only those transactions of AFH Acquisition VII, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

On October 26, 2012, AFH Advisory, Eurocar and Park Place entered into an amendment to the LOI, pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of the Company post Reverse Merger. On January 28, 2013, the parties to the LOI entered into an Amended and Restated Letter of Intent (the “Amended and Restated LOI”), pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of the Company post Reverse Merger, provided for certain acknowledgments regarding the proceeds of the Offering, amended a provision regarding a potential subsequent financing and amended certain financial representations made by each of Eurocar and Park Place. On February 1, 2013, the parties to the Amended and Restated LOI entered into an amendment to the Amended and Restated LOI to revise, among other things, the beneficial ownership of the Company post Reverse Merger. On May 20, 2013, the parties to the Amended and Restated LOI entered into a Second Amended and Restated Letter of Intent (the “Second Amended and Restated LOI”).

The Letter of Intent contemplating the potential business combination contained several and various covenants and milestones. During the period it was determined that Park Place and Eurocar were unable to achieve certain covenants or milestones. After due consideration of the non-compliance, the parties agreed that the proposed business combination be postponed until such time that the parties were able to achieve compliance or the terms of the Letter of Intent containing the covenants and performance target be renegotiated.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Los Angeles, CA

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

- continued

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Los Angeles, CA

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of October 31, 2013, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit. The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Los Angeles, CA

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

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

As of October 31, 2013, we have received subscription agreements for 907,850 common shares representing aggregate proceeds of $1,815,700.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Los Angeles, CA

NOTES TO FINANCIAL STATEMENTS

Note D -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $2,960,459 at October 31, 2013.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -	Deferred Expenses

Deferred expenses represents funds received by the Company for reverse merger expenses that were forwarded to the parent company and which have not yet been allocated to fees incurred with the transaction described in Note A. It is expected that all funds will be used for expenses within the next year.

Note F -	Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC and totaled $-0- and $23,337 as of October 31, 2013 and 2012, respectively. AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

Note G -	Stock Transactions

In October 2012, The Company commenced a private placement offering (the “Offering”) to several accredited investors (the “Purchasers”) for up to 500,000 Shares (the “Maximum Offering”) for aggregate proceeds equal to $1,000,000 (the “Maximum Offering Amount”). On January 31, 2013, an amendment to the offering was made to increase the offering to 1,300,000 shares and proceeds of $2,600,000. As of October 31, 2013, the Company entered into subscription agreements for the issuance of 907,850 shares of common stock at a per share price of $2.00 per share for gross proceeds of $1,815,700 (the “Private Placement. The shares of our common stock sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On March 26, 2013, the Company entered into an agreement to issue 167,000 shares of common stock in connection with consideration given in relation to a note with Park Place Motor Ltd. These shares were issued in May 2013 and valued at $334,000.

In September 2012, the Company’s parent received $45,000 in proceeds to enter into subscription agreements for the issuance of shares of the Company’s common stock, which resulted in additional reverse merger expenses of $771,736. The shares were issued in May 2013.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Los Angeles, CA

NOTES TO FINANCIAL STATEMENTS

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

Note I -	Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended October 31, 2013 and 2012:

		October 31, 2013	October 31, 2012
Current	U.S.	$—	$—

Deferred	U.S.	—	—
Total		$—	$—

A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Deferred tax assets consist of the following as of October 31, 2013 and 2012:

	October 31, 2013	October 31, 2012
Net operating loss carryforward	$(1,179,445)	$(327,731)
general business tax credit	—	—
Accrued expenses	—	—
Other	—	—
	(1,179,445)	(327,731)
Valuation allowance	1,179,445	327,731
Total	$—	$—

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Los Angeles, CA

NOTES TO FINANCIAL STATEMENTS

Note I -	Income Taxes - continued

During the years ended October 31, 2013 and 2012, the valuation allowance increased by $851,714 and $309,707, respectively.

As of October 31, 2013 and 2012, the Company had net operating loss carryforwards (“NOL”) for federal and state reporting purposes of approximately $1,179,445 and $327,731, respectively, which expire in various years through 2034. The Federal and state tax codes provide for restrictive limitations on the annual utilization of NOLs to offset taxable income when the stock ownership of a company significantly changes, as defined.

The income tax provision effective rate of 0% differs from that computed using the 31% federal income tax rate (net of state tax deduction) combined with an 8.84% California state income tax rate, due to the following:

	October 31, 2013	October 31, 2012
Tax benefit at statutory federal rate	$(662,729)	$(240,987)
State taxes, net of federal tax benefit	(188,985)	(68,720)
Increase (decrease) in valuation allowance	851,714	309,707
Other	—	—
Permanent Items	—	—
General business tax credit	—	—
Total	$—	$—

Note J -	Contingencies

On January 27, 2014, Ellenoff, Grossman & Schole LLP filed a claim against the Company alleging breach of contract relating to unpaid legal fees of $80,464. The Company has accrued $16,562 of legal services provided. The remaining balance relates to services provided in relation to the private financing which commenced in October 2012. This fee is payable when the financing closes. The difference arises as to when the financing is considered close and hence when the fee is due and payable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Resignation of Independent Registered Public Accounting Firm

(a) On November 7, 2013, EFP Rotenberg, LLP (“EFP Rotenberg”) informed AFH Acquisition V, Inc. (the “Company”) of their intent to resign as the Company’s independent registered public accounting firm effective as of that date. The Company has accepted EFP Rotenberg’s resignation.

(b) The reports of EFP Rotenberg on the financial statements of the Company for the fiscal years ended October 31, 2011 and 2012 and management’s report on the effectiveness of internal control over financial reporting as of October 31, 2011 and 2012 indicated that there was a substantial doubt about the Company’s ability to continue as a going concern, but otherwise EFP Rotenberg’s reports contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

(c) During the Company’s two most recent fiscal years and any subsequent interim period preceding such resignation there were no disagreements with EFP Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

(d) The Company has provided a copy of this disclosure to EFP Rotenberg and requested that EFP Rotenberg provide a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter dated November 13, 2013, is attached as Exhibit 16.1 to the 8-K filed November 13, 2013.

Engagement of Anton & Chia

On January 16, 2014, our Board of Directors engaged Anton & Chia (“A&C”), which is an independent registered public accounting firm registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During the two most recent fiscal years, and through January 16, 2014, neither the Company nor anyone on our behalf consulted A&C regarding either (i) the application of accounting principles to a specified transaction regarding the Company, either proposed or completed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

In accordance with Exchange Act Rules 13a-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s President, Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Management has evaluated the effectiveness of our internal controls over financial reporting as of October 31, 2013 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Due to a significant deficiency related to the valuation of liability associated with the stock issued in connection with services provided in September 2012 resulting in a restatement in 2013 of our annual report for 2012, our management has concluded that our internal controls over financial reporting were not effective.

The Company did not maintain effective control over the preparation, review, presentation and disclosure of amounts related to the stock liability in connection with the September 2012 private placement that were included in balance sheets and statements of income in 2012. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the issuance of stock for services and equity accounts and related financial disclosures that was not prevented or detected on a timely basis. Due to their relative inexperience, the Company’s accounting staff was not able to properly account for such complex transactions in a timely manner.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal controls over financial reporting with regard to significant deficiencies that occurred during the year ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Amir F. Heshmatpour	47	President, Secretary, Chief Financial Officer and Director

Roger Jenkins (2)	59	Director

Dr. Alfred E. Osborne (1)	70	Director

(1)	Dr. Alfred E. Osborne served as a director of the Company from January 29, 2013 through January 24, 2014.

(2)	Mr. Roger Jenkins serviced as a director of the Company from May 29, 2013 through February 10, 2014.

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and a director since inception. Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC from July 2003 to the present. Prior to that, he took some time off. From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc. Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee. From September 2007 until January 2012, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition III, Inc. which completed a merger with Targeted Medical Pharma, Inc. in January 2012. From September 2007 until April 2012, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition IV, Inc. which completed a merger with Emmaus Medical, Inc. in April 2012. Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VIII, Inc., AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies. Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc. Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc. Mr. Heshmatpour attended Pennsylvania State University from 1985 to 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program. Mr. Heshmatpour is qualified to serve on our board of directors because of his extensive experience in the financial industry.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

Litigation with AFH Advisory and Amir F. Heshmatpour

Emmaus Life Sciences, Inc.

AFH Advisory is presently a plaintiff and a counterclaim defendant in a matter that is pending in both Delaware Superior Court (Index No. N12C-09-045-MMJ [CCLD]) and Delaware Chancery Court (Index No. C.A. No. 8005-JJ). AFH Advisory brought the suit against Emmaus Life Sciences, Inc. (“Emmaus”) in regards to Emmaus’ attempt to cancel AFH Advisory’s ownership interest in Emmaus, and its refusal to reimburse AFH Advisory for expenses relating to a reverse merger. Emmaus has brought counterclaims against AFH Advisory for a declaratory judgment canceling AFH Advisory’s ownership interest in Emmaus, fraud, breach of contract, and unjust enrichment. All parties completed document discovery and filed motions for summary judgment. Emmaus’ motion for partial summary judgment was granted by the Court, which held that the Third Letter of Intent (“LOI III”) between AFH Advisory and Emmaus was terminated, the public offering contemplated by LOI III was terminated, the advisor shares Emmaus gave to AFH Advisory and its affiliates pursuant to the terms of LOI III had been canceled, and that AFH and its affiliated must return all Emmaus shares in their possession. The partial summary judgment motion brought by individual counterclaim defendant Amir Heshmatpour, and joined in by AFH Advisory, was granted in part by the Court, which held that Emmaus was not entitled to compensatory damages on its fraud and fraud in the inducement claims. Following the Court’s decision on these summary judgment motions, AFH Advisory does not have any remaining claims against Emmaus. Emmaus continues to maintain claims against AFH Advisory for breach of contract, fraud, and unjust enrichment. AFH Advisory has asserted defenses for these remaining claims, and it is defending this matter.

Emerald Dairy, Inc.

AFH Advisory and other entities brought a lawsuit in the Superior Court of California, Los Angeles County against Emerald Dairy, Inc. (“Emerald”) and its Chairman, Mr. Shang, asserting that they were entitled to a large number of shares of Emerald, both from Emerald and from shares individually owned, and pledged, by Chairman Shang. Emerald and Chairman Shang defaulted. There were some efforts to enforce the judgment against the Chairman in China, where he resides, but we are not aware of the status of those efforts.

Banner Bank Judgment

Mr. Amir Heshamtpour is a defendant in two lawsuits related to Banner Bank which have been reduced to judgment.

The lawsuits arise from three loans issued in the late 1990’s. The lender was Town Bank, a Washington State Bank which is no longer in existence, having been acquired by Banner Bank in the early 2000’s. The borrowers on the three separate loans were H&H Holdings, Metrophone Telecom, and Amir Heshmatpour. In the early 2000’s, the three loans were consolidated into one loan, shortly before Banner Bank acquired Town Bank. Once this acquisition occurred, the relationship between the borrowers and the successor lender soured, and a default was ultimately declared on the loans. Judgments were entered in the Superior Court for the State of Washington in 2003 and in the United States District Court for the Western District of Washington.

Mr. Heshmatpour contends that negotiated agreements were reached for payment of the outstanding loan balance, resulting in an agreement to pay approximately $11,000,000. Mr. Heshmatpour further contends that the agreements were satisfied, but that Banner Bank failed to properly account for the payments received. Since the early 2000’s, Banner Bank has retained judgment creditor status against Mr. Heshmatpour and his wife, and has added interest to the Superior Court judgment in the amount of approximately 12% per year and to the District Court action in the amount of approximately 6.875% per year. However, for almost the entire decade, no further collection actions were taken and Mr. Heshmatpour believed the matter was resolved.

The two judgments have recently been domesticated in the United States District Court for the Central District of California and the California Superior Court. Banner Bank is seeking to enforce the judgments, and Mr. and Mrs. Heshmatpour, who are unaware of the reasons behind the renewed activity, have retained counsel to defend them in the enforcement proceedings.

In the District Court action, the Court on June 24, 2013 issued an Order charging the ownership interest in AFH Advisory of Amir Heshmatpour with payment of the unpaid balance in that case of approximately $711,899 and ordering AFH Advisory to pay any distributions due to Amir Heshmatpour directly to Banner Bank. In the Superior Court action, Amir Heshmatpour filed a motion to vacate and/or reduce sister state judgment in the amount of approximately $22,873,956.63 which is set for hearing on October 9, 2013. The Superior Court action is otherwise stayed pending the hearing on October 9, 2013.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2013, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2013 and 2012.

Name and Position	Year	Compensation
Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2013 2012	None None

Director Compensation

Director compensation shall be determined by the Board with the assistance of a compensation expert. The Company will reimburse for all reasonable expenses incurred by Directors in connection with service to the Company. No fees were paid during the year ended October 31, 2013.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of January 29, 2014, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Amir F. Heshmatpour (1) 269 S. Beverly Drive, Ste #1600 Beverly Hills, CA 90212	3,750,000	(2)	57.84%

AFH Holding & Advisory, LLC 269 S. Beverly Drive, Ste #1600 Beverly Hills, CA 90212	3,750,000		57.84%

Roger Jenkins 269 S. Beverly Drive, Ste #1600 Beverly Hills, CA 90212	1,250,000		19.28%

All Officers and Directors as a group	5,000,000		77.12%

_______________________

(1)	Amir F. Heshmatpour serves as the sole officer and a director of the Company.

(2)	Represents 3,750,000 shares of Common Stock owned by AFH Holding & Advisory LLC (“AFH Holding”). Mr. Heshmatpour is the sole member of AFH Holding & Advisory LLC and has sole voting and investment control over the shares of Common Stock owned of record by AFH Holding. Accordingly, he may be deemed a beneficial owner of the 3,750,000 shares of Common Stock owned by AFH Holding.

(b) The Company adopted a 2013 Omnibus Incentive Plan with 3,187,636 shares of the Common Stock initially reserved for issuance thereunder, with the number of shares reserved for issuance under such plan to increase on January 1 of each year pursuant to an evergreen provision by an amount equal to the lesser of (a) 10% of the outstanding shares of the Company on such date and (b) 7,000,000 shares of Common Stock, or such lesser amount as determined by the Company’s board of directors in its discretion. No shares have been issued under the plan.

Item 13.	Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Anton & Chia (“A&C”) is the Company’s independent registered public accounting firm.

EFP Rotenberg, LLP (“EFP Rotenberg”) was the Company’s independent registered public accounting firm through November 2013.

Audit Fees

The aggregate fees billed to the Company by A&C, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $-0- for the fiscal year ended October 31, 2013.

The aggregate fees billed to the Company by EFP Rotenberg, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,000 for the fiscal year ended October 31, 2013 and $2,500 for the fiscal year ended October 31, 2012.

Audit-Related Fees

There were no fees billed to the Company by A&C and EFP Rotenberg for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2013 and 2012.

Tax Fees

There were no fees billed to the Company by A&C and EFP Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2013 and 2012.

All Other Fees

There were no fees billed to the Company by A&C and EFP Rotenberg for other products and services for the fiscal years ended October 31, 2013 and 2012.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at October 31, 2013 and 2012	F-3

Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through October 31, 2013	F-4

Statements of Operations for the Years Ended October 31, 2013 and 2012 and for the Period from Date of Inception (September 24, 2007) through October 31, 2013	F-5

Statements of Cash Flows for the Years Ended October 31, 2013 and 2012 and for the Period from December of Inception (September 24, 2007) through October 31, 2013	F-6

Notes to Financial Statements	F-7 - F-13

____________

*Page F-1 follows page 29 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation
*3.2	By-laws
10.1	Form of Subscription Agreement between the Company and Investors
31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2013**
32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.
**	Filed Herewith.
***	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH Acquisition VII, INC.

Dated: February 13, 2014	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary, Chief Financial Officer	February 13, 2014
Amir F. Heshmatpour	and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

