Form 10-Q
period 2014-01-31
AFH ACQUISITION VII, INC.
filed 2014-03-17
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53076

AFH ACQUISITION VII, INC.

(Name of registrant in its charter)

Delaware	32-0217153
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

269 S. Beverly Drive, Ste #1600, Beverly Hills, CA 90212

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2014: 6,483,218 shares of common stock.

AFH ACQUISITION VII, Inc.

- INDEX -

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
JANUARY 31, 2014

3

AFH ACQUISITION VII INC.

(A Development Stage Company)

(A DELAWARE Corporation)

TABLE OF CONTENTS

Condensed Balance Sheets at January 31, 2014 and October 31, 2013 (Unaudited)	F-1

Condensed Statements of Operations for the Three Months Ended January 31, 2014 and 2013 and for the Period from Date of Inception (September 24, 2007) through January 31, 2014 (Unaudited)	F-2

Condensed Statement of Changes in Stockholders’ Deficit for the Period from Date of Inception (September 24, 2007) through January 31, 2014 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Three Months Ended January 31, 2014 and 2013 and for the Period from Date of Inception (September 24, 2007) through January 31, 2014 (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5 - F-11

4

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS - UNAUDITED

	January 31, 2014	October 31, 2013

ASSETS
Cash and Cash Equivalents	260	513
Deferred Expense	62,695	62,695

Total Assets	$62,955	$63,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued Expenses	$86,096	$32,231
Due to Parent	1,198	—

Total Liabilities	87,294	32,231

Stockholders’ Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 6,483,218 and 5,000,000 Issued and Outstanding at January 31, 2014 and October 2013, respectively	6,483	6,483
Additional Paid-In-Capital	2,984,953	2,984,953
Equity Accumulated During Development Stage	(3,015,775)	(2,960,459)

Total Stockholders’ Equity	(24,339)	30,977

Total Liabilities and Stockholders’ Equity	$62,955	$63,208

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(September 24, 2007)
	January 31,		Through
	2014	2013	January 31, 2014

Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,201,776
Reverse Merger Expenses	52,253	—	1,731,407
Interest	—	—	15
Legal and Professional	3,027	6,954	78,594
Office Expenses	36	336	1,321
Organizational Costs	—	—	962

Total Expenses	$55,316	$7,290	$3,014,075

Net Loss for the Period	$(55,316)	$(7,290)	$(3,014,075)

Franchise Tax	—	—	1,700

Net Loss for the Period	$(55,316)	$(7,290)	$(3,015,775)

Loss per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.58)

Weighted Average Common Shares Outstanding	6,483,218	5,174,470	5,207,738

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM

DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH JANUARY 31, 2014 - UNAUDITED

						Equity
						Accumulated
	Common Stock		Additional	Stock	Stock	During	Total
	Number		Paid-In	to be	Subscription	Development	Stockholders’
	of Shares	Value	Capital	Issued	Receivable	Stage	Equity

Balance - September 24, 2007	—	$—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	—	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	—	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	—	(7,543)	(7,543)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	—	(29,396)	(4,396)

Net Loss for the Period	—	—	—	—	—	(7,450)	(7,450)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	—	(36,846)	(11,846)

Net Loss for the Period	—	—	—	—	—	(3,577)	(3,577)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	—	(40,423)	(15,423)

Net Loss for the Period	—	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	20,000	—	—	(45,243)	(20,243)

Common Stock to be Issued	—	—	—	966,736	(100,000)	—	866,736

Net Loss for the Period	—	—	—		—	(777,379)	(777,379)

Balance - October 31, 2012	5,000,000	5,000	20,000	966,736	(100,000)	(822,622)	69,114

Cash Received for Stock Subscription	—	—	—	(100,000)	100,000	—	—

Common Stock Issued for Cash	907,850	908	1,814,792	(50,000)	—	—	1,765,700

Common Stock Issued for Services	575,368	575	1,150,161	(816,736)	—	—	334,000

Net Loss for the Period	—	—	—	—	—	(2,137,837)	(2,137,837)

Balance - October 31, 2013	6,483,218	6,483	2,984,953	—	—	(2,960,459)	30,977

Net Loss for the Period	—	—	—	—	—	(55,316)	(55,316)

Balance - January 31, 2014	6,483,218	$6,483	$2,984,953	$—	$—	$(3,015,775)	$(24,339)

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(September 24, 2007)
	January 31,		Through
	2014	2013	January 31, 2014

Cash Flows from Operating Activities
Net Loss for the Period	$(55,316)	$(7,290)	$(3,015,775)

Adjustments to reconcile net loss to net cash used in operating activities
Issuance of Stock for Services	—	—	1,105,736

Changes in Assets and Liabilities:
Accrued Expenses	53,865	6,954	86,096
Deferred Expenses	—	—	(62,695)

Net Cash Flows from Operating Activities	(1,451)	(336)	(1,886,638)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	1,198	(707,500)	1,198
Cash Proceeds from Stock Subscriptions	—	100,000	—
Cash Proceeds from Issuance of Stock	—	560,000	1,885,700

Net Cash Flows from Financing Activities	1,198	(47,500)	1,886,898

Net Change in Cash and Cash Equivalents	(253)	(47,836)	260

Cash and Cash Equivalents - Beginning of Period	513	50,489	—

Cash and Cash Equivalents - End of Period	$260	$2,653	$260

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

During October of 2012, AFH Holding& Advisory, LLC (“AFH Advisory”), a major shareholder of the Company, entered into a letter of intent (the “LOI”) and subsequent amendments with two target companies. The targets expressed a reluctance to proceed forward under the terms of the LOI, as amended. As such, there is a substantial likelihood that AFH will not effect the acquisition and that the Reverse Merger will not be consummated. For this reason, AFH has decided to pursue other targets to acquire.

The condensed financial statements of AFH Acquisition VII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of October 31, 2013 was derived from the audited condensed financial statements included in Form 10-K. These condensed financial statements should be read in conjunction with the annual audited condensed financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2013, and other reports filed with the SEC.

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

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note B -	Summary of Significant Accounting Policies – continued

Income Taxes – continued

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of January 31, 2014, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit. The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

- continued -

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

- continued -

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note C -	Equity Securities – continued

In September 2012, the Company’s parent received $45,000 in proceeds to enter into subscription agreements for the issuance of shares of the Company’s common stock, which resulted in additional reverse merger expenses of $771,736. The shares were issued in May 2013.

Note D -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,015,775 at January 31, 2014.

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

Due to parent represents cash advances from AFH Holding & Advisory LLC and totaled $1,198 and $-0- as of January 31, 2014 and October 31, 2013, respectively. AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

Note G -	Reverse Merger Expenses

Reverse merger expenses represent cash from the private placement offering (see Note C) which were used towards fees in relation to the LOI (see Note A). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory. The $1,200,000 has been reflected as a consulting fee in the accompanying financial statements. The remaining proceeds from the Private Placement Finances will be used for expenses incurred by AFH in connection with the Private Financing, the Business Combination and all related going public expenses. The expenses incurred to date have been reflected under Reverse Merger Expenses in the accompanying financial statements with any remainder in deferred expenses.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note H -	Income Taxes

The provision (benefit) for income taxes consists of the following for the three months ended January 31, 2014 and for the year ended October 31, 2013:

		January 31, 2014	October 31, 2013
Current	U.S.	$—	$—

Deferred	U.S.	—	—
Total		$—	$—

A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Deferred tax assets consist of the following as of January 31, 2014 and October 31, 2013:

	January 31, 2014	October 31, 2013
Net operating loss carryforward	$(1,201,483)	$(1,179,445)
general business tax credit	—	—
Accrued expenses	—	—
Other	—	—
	(1,201,483)	(1,179,445)
Valuation allowance	1,201,483	1,179,445
Total	$—	$—

As of January 31, 2014 and October 31, 2013, the Company had net operating loss carryforwards (“NOL”) for federal and state reporting purposes of approximately $1,201,483 and $1,179,445, respectively, which expire in various years through 2034. The Federal and state tax codes provide for restrictive limitations on the annual utilization of NOLs to offset taxable income when the stock ownership of a company significantly changes, as defined.

AFH ACQUISITION VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Los Angeles, CA

NOTES TO FINANCIAL STATEMENTS

Note H -	Income Taxes - continued

During the three months ended January 31, 2014 and for the year ended October 31, 2013, the valuation allowance increased by $22,038 and $851,714, respectively.

The income tax provision effective rate of 0% differs from that computed using the 31% federal income tax rate (net of state tax deduction) combined with an 8.84% California state income tax rate, due to the following:

	January 31, 2014	October 31, 2013
Tax benefit at statutory federal rate	$(17,148)	$(662,729)
State taxes, net of federal tax benefit	(4,890)	(188,985)
Increase (decrease) in valuation allowance	22,038	851,714
Other	—	—
Permanent Items	—	—
General business tax credit	—	—
Total	$—	$—

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

During October of 2012, AFH Holding & Advisory, LLC (“AFH Advisory”), a major shareholder of the Company, entered into a letter of intent (the “LOI”) and subsequent amendments with two target companies. The targets expressed a reluctance to proceed forward under the terms of the LOI, as amended. As such, there is a substantial likelihood that AFH will not effect the acquisition and that the Reverse Merger will not be consummated. For this reason, AFH has decided to pursue other targets to acquire.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to January 31, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2014, the Company had a net loss of $55,316, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and reverse merger expenses which represent cash from the private placement offering (see financial statements Note C) which were used towards fees in relation to the LOI (see financial statements Note A). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory.

5

For the three months ended January 31, 2013, the Company had a net loss of $7,290, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q.

For the period from September 24, 2007 (Inception) to January 31, 2014, the Company had a net loss of $3,015,775 comprised exclusively of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and reverse merger expenses which represent cash from the private placement offering (see financial statements Note C) which were used towards fees in relation to the LOI (see financial statements Note A). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory.

Liquidity and Capital Resources

At January 31, 2014, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

6

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the three months ended January 31, 2014 totaling $55,316 as well as an accumulated deficit since inception amounting to $3,015,775 and negative working capital of $24,339.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2014. We are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for liability associated with stock issuance in addition to maintaining sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal controls over financial reporting except for the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

As a smaller reporting company we are not required to provide this information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2014.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed Herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

8

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION VII, INC.

Dated: March 17, 2014	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

9