Form 10-Q
period 2014-07-31
AFH ACQUISITION VII, INC.
filed 2014-09-15
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2014: 6,483,218 shares of common stock.

AFH ACQUISITION VII, Inc.

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
JULY 31, 2014

TABLE OF CONTENTS

Condensed Balance Sheets at July 31, 2014 (Unaudited) and October 31, 2013	4

Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2014 and 2013 and for the Period from Date of Inception (September 24, 2007) through July 31, 2014 (Unaudited)	5

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Period from Date of Inception (September 24, 2007) through July 31, 2014 (Unaudited)	6-7

Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2014 and 2013 and for the Period from Date of Inception (September 24, 2007) through July 31, 2014 (Unaudited)	8

Notes to Condensed Financial Statements (Unaudited)	9-13

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS
Cash and Cash Equivalents	$ ---	$ 513
Deferred Expense	62,695	62,695

Total Assets	$ 62,695	$ 63,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued Expenses	$ 85,049	$ 32,231
Due to Parent	6,595	---

Total Liabilities	91,644	32,231

Stockholders' Equity (Deficit)
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	---	---
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
6,483,218 Issued and Outstanding
at July 31, 2014 and October 31, 2013	6,483	6,483
Additional Paid-In-Capital	2,984,953	2,984,953
Equity Accumulated During Development Stage	(3,020,385)	(2,960,459)

Total Stockholders' Equity (Deficit)	(28,949)	30,977

Total Liabilities and Stockholders' Equity (Deficit)	$ 62,695	$ 63,208

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Nine Months Ended		(September 24, 2007)
	July 31,		July 31,		Through
	2014	2013	2014	2013	July 31, 2014

Revenues	$ ---	$ ---	$ ---	$ ---	$ ---

Expenses
Consulting	$ ---	$ ---	$ ---	$ 1,200,000	$ 1,201,776
Reverse Merger Expenses	---	---	52,253	907,418	1,731,407
Interest	---	---	---	---	15
Legal and Professional	1,790	11,993	6,815	27,762	82,382
Office Expenses	36	30	108	496	1,393
Organizational Costs	---	---	---	---	962

Total Expenses	$ 1,826	$ 12,023	$ 59,176	$ 2,135,676	$ 3,017,935

Net Loss for the Period	$ (1,826)	$ (12,023)	$ (59,176)	$ (2,135,676)	$ (3,017,935)

Franchise Tax	---		750	700	2,450

Net Loss for the Period	$ (1,826)	$ (12,023)	$ (59,926)	$ (2,136,376)	$ (3,020,385)

Loss per Share - Basic and Diluted	$ (0.00)	(0.00)	$ (0.01)	$ (0.43)

Weighted Average Common Shares Outstanding	6,483,218	5,000,000	6,483,218	5,000,000

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM

DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH JULY 31, 2014 - UNAUDITED

						Equity
						Accumulated
	Common Stock		Additional	Stock	Stock	During	Total
	Number		Paid-In	to be	Subscription	Development	Stockholders'
	of Shares	Value	Capital	Issued	Receivable	Stage	Equity

Balance - September 24, 2007	---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---

Common Stock Issued for Cash	5,000,000	5,000	20,000	---	(4,900)	---	20,100

Net Loss for the Period	---	---	---	---	---	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	---	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	---	---	---	---	4,900	---	4,900

Net Loss for the Period	---	---	---	---	---	(7,543)	(7,543)

Balance - October 31, 2008	5,000,000	5,000	20,000	---	---	(29,396)	(4,396)

Net Loss for the Period	---	---	---	---	---	(7,450)	(7,450)

Balance - October 31, 2009	5,000,000	5,000	20,000	---	---	(36,846)	(11,846)

Net Loss for the Period	---	---	---	---	---	(3,577)	(3,577)

Balance - October 31, 2010	5,000,000	5,000	20,000	---	---	(40,423)	(15,423)

Net Loss for the Period	---	---	---	---	---	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	20,000	---	---	(45,243)	(20,243)

Common Stock to be Issued	---	---	---	966,736	(100,000)	---	866,736

Net Loss for the Period	---	---	---		---	(777,379)	(777,379)

Balance - October 31, 2012	5,000,000	5,000	20,000	966,736	(100,000)	(822,622)	69,114

Cash Received for Stock Subscription	---	---	---	(100,000)	100,000	---	---

Common Stock Issued for Cash	907,850	908	1,814,792	(50,000)	---	---	1,765,700

Common Stock Issued for Services	575,368	575	1,150,161	(816,736)	---	---	334,000

Net Loss for the Period	---	---	---	---	---	(2,137,837)	(2,137,837)

Balance - October 31, 2013	6,483,218	6,483	2,984,953	---	---	(2,960,459)	30,977

Net Loss for the Period	---	---	---	---	---	(59,926)	(59,926)

Balance - July 31, 2014	6,483,218	$ 6,483	$2,984,953	$ ---	$ ---	$ (3,020,385)	$ (28,949)

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(September 24, 2007)
	July 31,		Through
	2014	2013	July 31, 2014

Cash Flows Provided by (Used in) Operating Activities
Net Loss for the Period	$ (59,926)	$ (2,136,376)	$ (3,020,385)

Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of Stock for Services	---	334,000	1,105,736

Changes in Assets and Liabilities:
Accrued Expenses	52,818	27,762	85,049
Deferred Expenses	---	(17,695)	(62,695)

Net Cash Flows Used in Operating Activities	(7,108)	(1,792,309)	(1,892,295)

Net Cash Flows from Investing Activities	---	---	---

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	6,595	(23,337)	6,595
Cash Proceeds from Issuance of Stock	---	1,765,700	1,885,700

Net Cash Flows from Financing Activities	6,595	1,742,363	1,892,295

Net Change in Cash	(513)	(49,946)	---

Cash - Beginning of Period	513	50,489	---

Cash - End of Period	$ ---	$ 543	$ ---

Cash Paid During the Period for:
Interest	$ ---	$ ---	$ ---
Income Taxes	$ ---	$ ---	$ ---

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 -The Company

AFH Acquisition VII, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 2007.  The Company is 57.84% owned by AFH Holding & Advisory, LLC (the “Parent”).  The unaudited condensed financial statements presented represent only those transactions of AFH Acquisition VII, Inc.

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

The unaudited condensed financial statements of AFH Acquisition VII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of October 31, 2013 was derived from the audited financial statements included in Form 10-K. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2013, and other reports filed with the SEC.

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

Note 2 -Summary of Significant Accounting Policies

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

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Income Taxes – continued

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of July 31, 2014, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Financial Instruments

The Company’s financial instruments consist of cash and due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Recent Issued Accounting Standards Not Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company is evaluating the adoption of this accounting standard to determine what material impacts it may have on the financial statements and related disclosures.

Note 3 - Equity Securities

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

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 -Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $3,020,385 at July 31, 2014.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Deferred Expenses

Deferred expenses represents funds received by the Company for reverse merger expenses that were forwarded to the parent company and which have not yet been allocated to fees incurred with the transaction described in Note 1. It is expected that all funds will be used for expenses within the next year.

Note 6 – Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC and totaled $6,595 and $-0- as of July 31, 2014 and October 31, 2013, respectively.  AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

Note 7 – Reverse Merger Expenses

Reverse merger expenses represent cash from the private placement offering (see Note 3) which were used towards fees in relation to the LOI (see Note 1). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory. The $1,200,000 has been reflected as a consulting fee in the accompanying financial statements. The remaining proceeds from the Private Placement Finances was used for expenses incurred by AFH in connection with the Private Financing, the Business Combination and all related going public expenses. The expenses incurred have been reflected under Reverse Merger Expenses in the accompanying financial statements with any remainder in deferred expenses.

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Income Taxes

The provision (benefit) for income taxes consists of the following for the three months ended July 31, 2014 and for the year ended October 31, 2013:

		July 31, 2014		October 31, 2013
Current	U.S.	$	---	$	---

Deferred	U.S.		---		---
Total		$	---	$	---

A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Deferred tax assets consist of the following as of July 31, 2014 and October 31, 2013:

	July 31, 2014		October 31, 2013
Net operating loss carryforward		$(1,203,319)		$(1,179,445)
general business tax credit		---		---
Accrued expenses		---		---
Other		---		---
		(1,203,319)		(1,179,445)
Valuation allowance		1,203,319		1,179,445
Total	$	---	$	---

As of July 31, 2014 and October 31, 2013, the Company had net operating loss carryforwards (“NOL”) for federal and state reporting purposes of approximately $1,203,319 and $1,179,445, respectively, which expire in various years through 2034. The Federal and state tax codes provide for restrictive limitations on the annual utilization of NOLs to offset taxable income when the stock ownership of a company significantly changes, as defined.

During the six months ended July 31, 2014 and for the year ended October 31, 2013, the valuation allowance increased by $23,874 and $851,714, respectively.

The income tax provision effective rate of 0% differs from that computed using the 31% federal income tax rate (net of state tax deduction) combined with an 8.84% California state income tax rate, due to the following:

	July 31, 2014	October 31, 2013
Tax benefit at statutory federal rate	$ (18,577)	$ (662,729)
State taxes, net of federal tax benefit	(5,297)	(188,985)
Increase (decrease) in valuation allowance	23,874	851,714
Other	---	---
Permanent Items	---	---
General business tax credit	---	---
Total	$ ---	$ ---

13

AFH ACQUISITION VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to July 31, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended July 31, 2014 and 2013, the Company had net losses of $59,926 and $2,136,376, respectively, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and reverse merger expenses which were funded by cash from the private placement offering (see financial statements Note 3) which was used towards fees in relation to the LOI (see financial statements Note 1). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory.

For the three months ended July 31, 2014, the Company had a net loss of $1,826, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q.

For the three months ended July 31, 2013, the Company had a net loss of $12,023, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and reverse merger expenses.

For the period from September 24, 2007 (Inception) to July 31, 2014, the Company had a net loss of $3,020,385 comprised of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and reverse merger expenses which represent cash from the private placement offering (see financial statements Note 3) which were used towards fees in relation to the LOI (see financial statements Note 1). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory.

Liquidity and Capital Resources

At July 31, 2014, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the nine months ended July 31, 2014 totaling $59,926 as well as an accumulated deficit since inception amounting to $3,020,385 and negative working capital of $28,949.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2014. We are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for liability associated with stock issuance in addition to maintaining sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal controls over financial reporting except for the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2014.*

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

AFH ACQUISITION VII, INC.
Dated: September 15, 2014	By: /s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer