Form 10-K
period 2014-10-31
AFH ACQUISITION VII, INC.
filed 2015-01-29
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53076

AFH ACQUISITION VII, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0217153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 S. Beverely Drive, Ste #1600, Beverly Hills, CA 90212
(Address of principal executive offices)

(310) 475-3500
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, April 30, 2014.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 29, 2015, there were 6,483,218 shares of common stock, par value $.001, outstanding.

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

Letter of Intent with Eurocar and Park Place

On October 5, 2012, AFH Holding & Advisory, LLC (“AFH Advisory”), a major shareholder of the Company, entered into a letter of intent (the “LOI”) with two target companies, Eurocar, Inc. (“Eurocar”) and Park Place Motors Ltd. (“Park Place,” together with Eurocar, the “Target Companies”), pursuant to which the Company would acquire the Target Companies through a series of transactions including a merger or other business combination pursuant to which the Company would cease to be a shell company, as defined in the rules of the SEC (the “Reverse Merger”).

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

Item 3.	Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of January 29, 2015, there were three holders of record of the Common Stock.

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

                There were no sales of unregistered stock during the fiscal year ended October 31, 2014.

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

Liquidity and Capital Resources

As of October 31, 2014, the Company had assets equal to $62,695, comprised of deferred expenses. This compares with assets of $63,208, comprised of cash and cash equivalents and deferred expenses, as of October 31, 2013. The Company’s current liabilities as of October 31, 2014 totaled $93,020, comprised of accrued expenses and monies due to parent. This compares with liabilities of $32,231 comprised exclusively of accrued expenses and monies due to parent, as of October 31, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2014, and 2013.

	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013
Net Cash (Used in) Operating Activities	$(9,066)	$(1,792,339)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$8,553	$1,742,363
Net Increase (Decrease) in Cash and Cash Equivalents	$(513)	$513

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to October 31, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2014, the Company had a net loss of $61,302, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and $52,253 of reverse merger expenses incurred in the first quarter of our fiscal year.

For the fiscal year ended October 31, 2013, the Company had a net loss of $2,137,837, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and reverse merger expenses which represent cash from the private placement offering (see financial statements Note F) which were used towards fees in relation to the LOI (see financial statements Note A). $1,200,000 of such proceeds were be kept by the parent, AFH Holding & Advisory.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2014.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Control over Financial Reporting

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

During the quarter ended October 31, 2014, we implemented procedures to assemble, record and maintain information related to complex transactions including the issuance of stock and stock based transactions. We believe these procedures address our previously disclosed material weakness.

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

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Amir F. Heshmatpour	48	President, Secretary, Chief Financial Officer and Director
Roger Jenkins (2)	60	Director
Dr. Alfred E. Osborne (1)	71	Director
(1)	Dr. Alfred E. Osborne served as a director of the Company from January 29, 2013 through January 24, 2014
(2)	Mr. Roger Jenkins served as a director of the Company from May 29, 2013 through February 10, 2014

The Company’s officers and directors are elected annually for a one year term or until their respective succes qualified or until their earlier resignation or removal.

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and a director since inception. Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC from July 2003 to the present. Prior to that, he took some time off. From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc. Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee. Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VIII, Inc., AFH Acquisition IX, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies. Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc. Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc. Mr. Heshmatpour attended Pennsylvania State University from 1985 to 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program. Mr. Heshmatpour is qualified to serve on our board of directors because of his extensive experience in the financial industry.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

Litigation with AFH Advisory and Amir F. Heshmatpour

Emmaus Life Sciences, Inc.

AFH Advisory is presently a plaintiff and a counterclaim defendant in a matter that is pending in both Delaware Superior Court (Index No. N12C-09-045-MMJ [CCLD]) and Delaware Chancery Court (Index No. C.A. No. 8005-JJ). AFH Advisory brought the suit against Emmaus Life Sciences, Inc. ("Emmaus") in regards to Emmaus' attempt to cancel AFH Advisory's ownership interest in Emmaus, and its refusal to reimburse AFH Advisory for expenses relating to a reverse merger. Emmaus has brought counterclaims against AFH Advisory for a declaratory judgment canceling AFH Advisory's ownership interest in Emmaus, fraud, breach of contract, and unjust enrichment. All parties completed document discovery and filed motions for summary judgment. Emmaus' motion for partial summary judgment was granted by the Court, which held that the Third Letter of Intent ("LOI III") between AFH Advisory and Emmaus was terminated, the public offering contemplated by LOI III was terminated, the advisor shares Emmaus gave to AFH Advisory and its affiliates pursuant to the terms of LOI III had been canceled, and that AFH and its affiliated must return all Emmaus shares in their possession. The partial summary judgment motion brought by individual counterclaim defendant Amir Heshmatpour, and joined in by AFH Advisory, was granted in part by the Court, which held that Emmaus was not entitled to compensatory damages on its fraud and fraud in the inducement claims. Following the Court's decision on these summary judgment motions, AFH Advisory does not have any remaining claims against Emmaus. Emmaus continues to maintain claims against AFH Advisory for breach of contract, fraud, and unjust enrichment. AFH Advisory has asserted defenses for these remaining claims, and it is defending this matter.

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

Banner Bank Judgment

Mr. Amir Heshmatpour is a defendant in two lawsuits related to Banner Bank which have been reduced to judgment.

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

In the District Court action, the Court on June 24, 2013 issued an Order charging the ownership interest in AFH Advisory of Amir Heshmatpour with payment of the unpaid balance in that case of approximately $711,899 and ordering AFH Advisory to pay any distributions due to Amir Heshmatpour directly to Banner Bank. In the Superior Court action, Amir Heshmatpour filed a motion to vacate and/or reduce sister state judgment in the amount of approximately $22,873,956.63 which is set for hearing on June 17, 2014. The Superior Court action is otherwise stayed pending the hearing on June 17, 2014.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2014, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2014 and 2013.

Name and Position	Year	Other Compensation

Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2013 2012	None None

Director Compensation

Director Compensation

Director compensation shall be determined by the Board with the assistance of a compensation expert. The Company will reimburse for all reasonable expenses incurred by Directors in connection with service to the Company. No fees were paid during the year ended October 31, 2014.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of January 29, 2015, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Amir F. Heshmatpour(1) 10830 Massachusetts Ave., Penthouse Los Angeles, CA 90024	3,750,000(2)	57.84%

AFH Holding & Advisory, LLC 10830 Massachusetts Ave., Penthouse Los Angeles, CA 90024	3,750,000	57.84%

Roger Jenkins 10830 Massachusetts Ave., Penthouse Los Angeles, CA 90024	1,250,000	19.28%

Greg Mauzy 3805 Mocking bird Midland Texas 79707	667,000	10.29%

All Officers and Directors as a group	3,750,000	57.84%

(1)	Amir F. Heshmatpour serves as the sole officer and director of the Company.
(2)	Represents 3,750,000 shares of Common Stock owned by AFH Holding & Advisory LLC (“AFH Holding”). Mr. Heshmatpour is the sole member of AFH Holding & Advisory LLC and has sole voting and investment control over the shares of Common Stock owned of record by AFH Holding. Accordingly, he may be deemed a beneficial owner of the 3,750,000 shares of Common Stock owned by AFH Holding.

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

Audit Fees

The aggregate fees billed to the Company, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $4,680 and $13,000 for the fiscal years ended October 31, 2014, and 2013, respectively.

Audit-Related Fees

There were no fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2014 and 2013.

Tax Fees

There were no fees billed to the Company for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2014 and 2013.

All Other Fees

There were no fees billed to the Company for other products and services for the fiscal years ended October 31, 2014 and 2013.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15.	Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

____________

*Page F-1 follows page 18 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2014

32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension presentation Linkbase Document

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.
**	Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION VII, INC.

Dated: January 29, 2015	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary,	January 29, 2015
Amir F. Heshmatpour	Chief Financial Officer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

AFH ACQUISITION IX, INC.

(A DELAWARE CORPORATION)

Los Angeles, CA

FINANCIAL REPORTS
AT
OCTOBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Acquisition VII

We have audited the accompanying balance sheets of AFH Acquisition VII, Inc. as of October 31, 2014 and 2013, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended October 31, 2014. . AFH Acquisition VII’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition VII as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note D, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Anton & Chia, LLP
Newport Beach, CA
January 29, 2015

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

BALANCE SHEETS

October 31,	2014	2013

CURRENT ASSETS
Cash and Cash Equivalents	$ —	$ 513
Deferred Expense	62,695	62,695

Total Assets	$ 62,695	$ 63,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued Expenses	$ 84,467	$ 32,231
Due to Parent	8,553	—

Total Liabilities	93,020	32,231

Stockholders' Equity (Deficit)
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
6,483,218 Issued and Outstanding
at July 31, 2014 and October 31, 2013	6,483	6,483
Additional Paid-In-Capital	2,984,953	2,984,953
Deficit	(3,021,761)	(2,960,459)

Total Stockholders' Equity (Deficit)	(30,325)	30,977

Total Liabilities and Stockholders' Equity (Deficit)	$ 62,695	$ 63,208

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2014	2013

Revenues	$—	$—

Expenses
Consulting	$—	$1,200,000
Reverse Merger Expenses	52,253	907,418
Legal and Professional	8,203	29,223
Office Expenses	96	496

Total Expenses	$60,552	$2,137,137

Net Loss for the Period	$(60,552)	$(2,137,137)

Franchise Tax	750	700

Net Loss for the Period	$(61,302)	$(2,137,837)

Loss per Share - Basic and Diluted	$(0.01)	$(0.36)

Weighted Average Common Shares Outstanding	6,483,218	5,947,700

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Stock	Stock		Total
	Number		Paid-In	to be	Subscription		Stockholders'
	of Shares	Value	Capital	Issued	Receivable	Deficit	Equity

Balance - October 31, 2012	5,000,000	5,000	20,000	966,736	(100,000)	(822,622)	69,114

Cash Received for Stock Subscription	—	—	—	(100,000)	100,000	—	—

Common Stock Issued for Cash	907,850	908	1,814,792	(50,000)	—	—	1,765,700

Common Stock Issued for Services	575,368	575	1,150,161	(816,736)	—	—	334,000

Net Loss for the Year	—	—	—	—	—	(2,137,837)	(2,137,837)

Balance - October 31, 2013	6,483,218	6,483	2,984,953	—	—	(2,960,459)	30,977

Net Loss for the Year	—	—	—	—	—	(61,302)	(61,302)

Balance - October 31, 2014	6,483,218	$ 6,483	$2,984,953	$ —	$ —	$ (3,021,761)	$ (30,325)

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2014	2013

Cash Flows Provided by (Used in) Operating Activities
Net Loss for the Year	$ (61,302)	$ (2,137,837)

Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of Stock for Services	—	334,000

Changes in Assets and Liabilities:
Accrued Expenses	52,236	29,193
Deferred Expenses	—	(17,695)

Net Cash Flows Used in Operating Activities	(9,066)	(1,792,339)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	8,553	(23,337)
Cash Proceeds from Issuance of Stock	—	1,765,700

Net Cash Flows from Financing Activities	8,553	1,742,363

Net Change in Cash	(513)	(49,976)

Cash - Beginning of Year	513	50,489

Cash - End of Year	$ —	$ 513

Cash Paid During the Year for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

	—

Note 1 - The Company

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

Since inception, the Company has been engaged in organization efforts and as set forth below has entered into an LOI.

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

Note 2 - Summary of Significant Accounting Policies

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of October 31, 2014, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

Financial Instruments

The Company’s financial instruments consist of cash and due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Recent Pronouncements

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company adopted this accounting standard during the current period.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and doesn’t expect any impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the adoption of this accounting standard to determine what material impacts it may have on the financial statements and related disclosures.

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

As of October 31, 2014, we have received subscription agreements for 907,850 common shares representing aggregate proceeds of $1,815,700.

Note 4 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $67,731 at October 31, 2014.

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

Note 6 - Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC and totaled $8,553 and $-0- as of October 31, 2014 and 2013, respectively. AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

Note 7 – Stock Transactions

In October 2012, The Company commenced a private placement offering (the “Offering”) to several accredited investors (the “Purchasers”) for up to 500,000 Shares (the “Maximum Offering”) for aggregate proceeds equal to $1,000,000 (the “Maximum Offering Amount”). On January 31, 2013, an amendment to the offering was made to increase the offering to 1,300,000 shares and proceeds of $2,600,000. As of October 31, 2014, the Company entered into subscription agreements for the issuance of 907,850 shares of common stock at a per share price of $2.00 per share for gross proceeds of $1,815,700 (the “Private Placement. The shares of our common stock sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Note 8 – Reverse Merger Expenses

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

Note 9 - Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended October 31, 2014 and 2013:

		October 31, 2014	October 31, 2013
Current	U.S.	$—	$—

Deferred	U.S.	—	—
Total		$—	$—

A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Deferred tax assets consist of the following as of October 31, 2014 and 2013:

	October 31, 2014	October 31, 2014

Net operation loss carryforward	$(1,203,887)	$(1,179,445)
General business tax credit	-	-
Accrued expenses	-	-
Other	-	-
	(1,203,887)	(1,179,445)
Valulation allowance	1,203,887	1,179,445
Total	$-	$-

Note 9 - Income Taxes - continued

During the years ended October 31, 2014 and 2013, the valuation allowance increased by $24,442 and $851,714, respectively.

As of October 31, 2014 and 2013, the Company had net operating loss carryforwards (“NOL”) for federal and state reporting purposes of approximately $1,203,887 and $1,179,445, respectively, which expire in various years through 2034. The Federal and state tax codes provide for restrictive limitations on the annual utilization of NOLs to offset taxable income when the stock ownership of a company significantly changes, as defined.

The income tax provision effective rate of 0% differs from that computed using the 31% federal income tax rate (net of state tax deduction) combined with an 8.84% California state income tax rate, due to the following:

	October 31, 2014	October 31, 2013
Tax benefit at statutory federal rate	$(19,019)	$(662,729)
State taxes, net of federal tax benefit	(5,423)	(188,985)
Increase (decrease) in valuation allowance	24,442	851,714
Other	—	—
Permanent Items	—	—
General business tax credit	—	—
Total	$—	$—

