Form 10-Q
period 2015-01-31
AFH ACQUISITION VII, INC.
filed 2015-03-17
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53070

AFH ACQUISITION VII, INC.

(Name of registrant in its charter)

Delaware	42-1743424
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

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

☒  Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2015: 6,483,218 shares of common stock.

AFH ACQUISITION VII, Inc.

- INDEX -

i

AFH ACQUISITION VII, INC.

(A DELAWARE CORPORATION)

FINANCIAL REPORTS

AT

JANUARY 31, 2015

F-1

AFH ACQUISITION VII INC.
(A DELAWARE CORPORATION)

TABLE OF CONTENTS

Condensed Balance Sheet at January 31, 2015 and October 31, 2014 (Unaudited)	F-3

Condensed Statements of Operations for the Three Months Ended January 31, 2015 and 2014 (Unaudited)	F-4

Condensed Statements of Cash Flows for the Three Months Ended January 31, 2015 and 2014 (Unaudited)	F-5

Notes to Condensed Financial Statements (Unaudited)	F-6

PART I – FINANCIAL INFORMATION

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS - UNAUDITED

	January 31,	October 31,
	2015	2014

ASSETS
Deferred Expense	62,695	62,695

Total Assets	$62,695	$62,695

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accrued Expenses	$84,717	$84,467
Due to Parent	9,593	8,553

Total Liabilities	94,310	93,020

Stockholders’ Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
6,483,218 and 5,000,000 Issued and Outstanding at January 31, 2015 and October 31, 2014, respectively	6,483	6,483
Additional Paid-In-Capital	2,984,953	2,984,953
Deficit	(3,023,051)	(3,021,761)

Total Stockholders’ Deficit	(31,615)	(30,325)

Total Liabilities and Stockholders’ Deficit	$62,695	$62,695

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended
	January 31,
	2015	2014

Revenues	$—	$—

Expenses
Reverse Merger Expenses	—	52,253
Legal and Professional	1,290	3,027
Office Expenses	—	36

Total Expenses	$1,290	$55,316

Net Loss for the Period Before Taxes	$(1,290)	$(55,316)

Franchise Tax	$—	$—

Net Loss for the Period After Taxes	$(1,290)	$(55,316)

Loss per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	6,483,218	6,483,218

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months Ended
	January 31,
	2015	2014

Cash Flows from Operating Activities
Net Loss for the Period	$(1,290)	$(55,316)

Changes in Assets and Liabilities:
Accrued Expenses	250	53,865

Net Cash Flows used by Operating Activities	(1,040)	(1,451)

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	1,040	1,198

Net Cash Flows from Financing Activities	1,040	1,198

Net Change in Cash	—	(253)

Cash - Beginning of Period		513

Cash - End of Period	$—	$260

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

AFH ACQUISITION VII, INC.

(A DELAWARE Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The condensed financial statements of AFH ACQUISITION VII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of October 31, 2014 was derived from the audited condensed financial statements included in Form 10-K. These condensed financial statements should be read in conjunction with the annual audited condensed financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2014, and other reports filed with the SEC.

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

AFH ACQUISITION VII, INC.

(A DELAWARE Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies – continued

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

AFH ACQUISITION VII, INC.

(A DELAWARE Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies – continued

Income Taxes - continued

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of January 31, 2015, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements

AFH ACQUISITION VII, INC.

(A DELAWARE Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies – continued

Financial Instruments
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

AFH ACQUISITION VII, INC.

(A DELAWARE Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Equity Securities – continued

In September 2012, the Company’s parent received $45,000 in proceeds to enter into subscription agreements for the issuance of shares of the Company’s common stock, which resulted in additional reverse merger expenses of $771,736. The shares were issued in May 2013.

Note 4 - Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,023,051 at January 31, 2015.

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

Note 6 – Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC and totaled $9,523 and $-0- as of January 31, 2015 and October 31, 2014, respectively. AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

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

AFH ACQUISITION VII, INC.

(A DELAWARE Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Income Taxes

The provision (benefit) for income taxes consists of the following for the three months ended January 31, 2015 and for the year ended October 31, 2014:

		January 31, 2015	October 31, 2014
Current	U.S.	$—	$—

Deferred	U.S.	—	—
Total		$—	$—

A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Deferred tax assets consist of the following as of January 31, 2015 and October 31, 2014:

	January 31, 2015	October 31, 2014
Net operating loss carryforward	$(1,204,401)		$(1,203,887)
general business tax credit	—		—
Accrued expenses	—		—
Other	—		—
	(1,204,401)		(1,203,887)
Valuation allowance	1,204,401		1,203,887
Total	$—	$	$—

As of January 31, 2015 and October 31, 2014, the Company had net operating loss carryforwards (“NOL”) for federal and state reporting purposes of approximately $1,204,401 and $1,203,887, respectively, which expire in various years through 2035. The Federal and state tax codes provide for restrictive limitations on the annual utilization of NOLs to offset taxable income when the stock ownership of a company significantly changes, as defined.

AFH ACQUISITION VII, INC.

(A DELAWARE Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Income Taxes - continued

During the three months ended January 31, 2015 and for the year ended October 31, 2014, the valuation allowance increased by $514 and $24,442, respectively.

The income tax provision effective rate of 0% differs from that computed using the 31% federal income tax rate (net of state tax deduction) combined with an 8.84% California state income tax rate, due to the following:

	January 31, 2015	October 31, 2014
Tax benefit at statutory federal rate	$(400)	$(19,019)
State taxes, net of federal tax benefit	(114)	(5,423)
Increase (decrease) in valuation allowance	514	24,442
Other	—	—
Permanent Items	—	—
General business tax credit	—	—
Total	$—	$—

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

1

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to January 31, 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2015, the Company had a net loss of $1,290, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q.

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

For the period from September 24, 2007 (Inception) to January 31, 2015, the Company had a net loss of $3,023,051 comprised exclusively of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and reverse merger expenses which represent cash from the private placement offering (see financial statements Note C) which were used towards fees in relation to the LOI (see financial statements Note A). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory.

Liquidity and Capital Resources

At January 31, 2015, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2014 and 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the three months ended January 31, 2015 totaling $1,290 as well as an accumulated deficit since inception amounting to $3,023,051 and negative working capital of $31,615.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures was effective as of January 31, 2015.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

3

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

 None

Item 1A.	Risk Factors.

 As a smaller reporting company we are not required to provide this information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2015.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION VII, INC.

Dated: March 17, 2015	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

5