Form 10-Q
period 2015-07-31
AFH ACQUISITION VII, INC.
filed 2015-09-14
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2015: 6,483,218 shares of common stock.

-1-

AFH ACQUISITION VII, Inc.

- INDEX -

-2-

AFH ACQUISITION VII, INC.

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
JULY 31, 2015

-3-

Condensed Balance Sheets at July 31, 2015 (Unaudited) and October 31, 2014	F-1

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2015 and 2014	F-2

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2015 and 2014	F-3

Notes to Unaudited Condensed Financial Statements	F-4

-4-

PART I – FINANCIAL INFORMATION

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS
	(Unaudited)
	July 31,	October 31,
	2015	2014

ASSETS
Cash	$—	$—
Receivable from Related Party	$62,695	$62,695

Total Assets	$62,695	$62,695

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$86,132	$84,467
Due to Parent	10,593	8,553

Total Liabilities	96,725	93,020

Stockholders' Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
none Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
6,483,218 Shares Issued and Outstanding
as of April 30, 2015 and October 31, 2014.	6,483	6,483
Additional Paid-In-Capital	2,984,953	2,984,953
Deficit	(3,025,466)	(3,021,761)

Total Stockholders' Deficit	(34,030)	(30,325)

Total Liabilities and Stockholders' Deficit	$62,695	$62,695

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Expenses
Reverse Merger Expenses	—	—	—	52,253
Legal and Professional	770	1,790	2,919	6,815
Office Expenses	—	36	36	108

Total Expenses	770	1,826	2,955	9,176

Net Loss for the Period	$(770)	$(1,826)	$(2,955)	$(59,176)

Franchise Tax		—	750	750

Net Loss for the Period	$(770)	$(1,826)	$(3,705)	$(59,926)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	6,483,218	6,483,218	6,483,218	6,483,218

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	July 31,
	2015	2014

Operating Activities
Net Loss for the Period	$(3,705)	$(59,926)

Changes in Assets and Liabilities:
Accrued Expenses	1,665	52,818

Net Cash Used in Operating Activities	(2,040)	(7,108)

Financing Activities
Cash Advance by Parent	2,040	6,595

Net Cash Provided by Financing Activities	2,040	6,595

Net Change in Cash	—	(513)

Cash - Beginning of Period	—	513

Cash - End of Period	$—	$—

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION VII, INC.

(A DELAWARE Corporation)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - The Company

AFH Acquisition VII, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 2007. The Company is 57.84% owned by AFH Holding & Advisory, LLC (the “Parent”). The unaudited condensed interim financial statements presented represent only those transactions of AFH Acquisition VII, Inc.

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

The unaudited condensed interim financial statements of AFH Acquisition VII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in unaudited condensed interim financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of October 31, 2014 was derived from the audited condensed financial statements included in Form 10-K. These unaudited condensed interim financial statements should be read in conjunction with the annual audited condensed financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2014, and other reports filed with the SEC.

The accompanying unaudited condensed interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

AFH ACQUISITION VII, INC.

(A DELAWARE Corporation)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Cash

Cash include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts. As of July 31, 2015 and October 30, 2014, the Company has no cash or cash equivalents.

Loss per Common Share

Loss per common share is computed in accordance with FASB ASC 260-10, by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.

Use of Estimates

The preparation of unaudited condensed interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

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

Income Taxes - continues

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of July 31, 2015, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

- continued -

AFH ACQUISITION VII, INC.

(A DELAWARE Corporation)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies – continued

Financial Instruments

The Company’s unaudited condensed interim financial instruments consist of cash and due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

AFH ACQUISITION VII, INC.

(A DELAWARE Corporation)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Going Concern

The Company’s unaudited condensed interim financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,025,466 at July 31, 2015.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The unaudited condensed interim financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Receivable from Related Party

Receivable from Related Party represents funds received by the Company for reverse merger expenses that were forwarded to the parent company and which have not yet been allocated to fees incurred with the transaction described in Note 1. It is expected within the next year that all funds will be collected and shall be used for expenses.

Note 6 – Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC and totaled $10,593 and $8,553 as of July 31, 2015 and October 31, 2014, respectively. AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

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

Although the terms of such agreements cannot be predicted, generally such agreements will requir,e certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

-5-

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to July 31, 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended July 31, 2015 and 2014, the Company had net losses of $3,705 and $59,926, respectively, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and reverse merger expenses which were funded by cash from the private placement offering in 2013.

For the three months ended July 31, 2015, the Company had a net loss of $770, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q.

For the three months ended July 31, 2014, the Company had a net loss of $1,826, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and reverse merger expenses.

For the period from September 24, 2007 (Inception) to July 31, 2015, the Company had a net loss of $3,022,466 comprised of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and reverse merger expenses which represent cash from the private placement offering in 2013.

Liquidity and Capital Resources

At July 31, 2015, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

-6-

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2014 and 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the three months ended July 31, 2015 totaling $3,705 as well as an accumulated deficit since inception amounting to $3,025,466 and negative working capital of $34,030.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2015. We are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for liability associated with stock issuance in addition to maintaining sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal controls over financial reporting except for the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

-7-

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

As a smaller reporting company we are not required to provide this information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2015.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

-8-

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION V, INC.

Dated: September 14, 2015	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour Chief Financial Officer Authorized Officer

-9-