Form 10-Q
period 2016-04-30
AFH ACQUISITION VII, INC.
filed 2016-06-15
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 15, 2016: 6,483,218 shares of common stock.

I

AFH ACQUISITION VII, Inc.

- INDEX -

II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH ACQUISITION VII, INC.

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
APRIL 30, 2016

III

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS
	(Unaudited)
	April 30,	October 31,
	2016	2015

CURRENT ASSETS
Receivable from Related Party	$62,695	$62,695

Total Assets	62,695	62,695

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	84,246	84,646
Due to Parent	16,074	12,624

Total Liabilities	100,320	97,270

Stockholders' Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	0	0
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 6,483,218 Issued and Outstanding at April 30, 2016 and October 31, 2015	6,483	6,483
Additional Paid-In-Capital	2,984,953	2,984,953
Accumulated Deficit	(3,029,061)	(3,026,011)

Total Stockholders' Deficit	(37,625)	(34,575)

Total Liabilities and Stockholders' Deficit	$62,695	$62,695

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended April 30,
	April 30,
	2016	2015	2016	2015

Revenues	—	—	—	—

Expenses
Legal and Professional	$1,225	$895	$3,050	$2,149
Office Expenses				36

Total Expenses	1,225	895	3,050	2,185

Net Loss for the Period	(1,225)	(895)	(3,050)	(2,185)

Income Tax Provision	—	750	—	750

Net Loss for the Period	(1,225)	(1,645)	(3,050)	(2,935)

Loss per Share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	6,483,218	6,483,218	6,483,218	6,483,218

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	April 30,
	2016	2015

Operating Activities
Net Loss for the Period	$(3,050)	$(2,935)

Adjustments to reconcile net loss to net cash
used in operating activities

Changes in Assets and Liabilities:
Accrued Expenses	(400)	895

Net Cash Used in Operating Activities	(3,450)	(2,040)

Financing Activities
Cash Advance by Parent	3,450	2,040

Net Cash Provided by Financing Activities	3,450	2,040

Net Increase in Cash	0	0

Cash - Beginning of Year	0	0

Cash - End of Period	0	0

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

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

On October 26, 2012, AFH Advisory, Eurocar and Park Place entered into an amendment to the LOI, pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of the Company post Reverse Merger. On January 28, 2013, the parties to the LOI entered into an Amended and Restated Letter of Intent (the “Amended and Restated LOI”), pursuant to which the parties to the LOI agreed to revise the provision with respect to the beneficial ownership of the Company post Reverse Merger, provided for certain acknowledgments regarding the proceeds of the Offering, amended a provision regarding a potential subsequent financing and amended certain financial representations made by each of Eurocar and Park Place. On February 1, 2013, the parties to the Amended and Restated LOI entered into an amendment to the Amended and Restated LOI to revise, among other things, the beneficial ownership of the Company post Reverse Merger. On May 20, 2013, the parties to the Amended and Restated LOI entered into a Second Amended and Restated Letter of Intent (the “Second Amended and Restated LOI”). This LOI has been rescinded due to the acquisition targets’ failure to meet their audited make-good provisions.

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of April 30, 2016, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

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

Note 4 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,029,061 at April 30, 2016.

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

Note 6 – Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC and totaled $16,074 and $12,624 as of April 30, 2016 and October 31, 2015, respectively. AFH Holding & Advisory LLC is the majority shareholder of the Company. They are due on demand and will be paid when the entity merges through acquisition. There has been no demand of payment as of April 30, 2016.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to April 30, 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended April 30, 2016 and 2015, the Company had net losses of $1,225 and $1,645, respectively, consisting of legal, accounting, audit, other professional service fees and expenses. For the six months ended April 30, 2016 and 2015, the Company had net losses of $3,050 and $2,935, respectively, consisting of legal, accounting, audit, other professional service fees and expenses.

For the period from September 24, 2007 (Inception) to April 30, 2016, the Company had a net loss of $3,029,061 comprised of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and reverse merger expenses which represent cash from the private placement offering (see financial statements Note 1) which were used towards fees in relation to the LOI (see financial statements Note 1). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory.

1

Liquidity and Capital Resources

At April 30, 2016, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2015 and 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the six months ended April 30, 2016 totaling $3,050 as well as an accumulated deficit since inception amounting to $3,029,061 and negative working capital of $37,625.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of April 30, 2016.

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

As a smaller reporting company we are not required to provide this information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2016.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION VII, INC.

Dated: June 15, 2016	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour Chief Financial Officer Authorized Officer

4