Form 10-Q
period 2016-07-31
AFH ACQUISITION VII, INC.
filed 2016-09-15
CIK 1420035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

☒ Yes☐ No

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

☒ Yes☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 15, 2016: 6,483,218 shares of common stock.

1

AFH ACQUISITION VII, Inc.

- INDEX -

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH ACQUISITION VII, INC.

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
JULY 31, 2016

Condensed Balance Sheets at July 31, 2016 (Unaudited) and October 31, 2015	F-1

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2016 and 2015	F-2

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2016 and 2015	F-3

Notes to Unaudited Condensed Financial Statements	F-4

3

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS
	(Unaudited)
	July 31,	October 31,
	2016	2015

CURRENT ASSETS
Receivable from Related Party	$—	$62,695

Total Assets	—	62,695

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	23,201	84,646
Due to Parent	16,524	12,624

Total Liabilities	39,725	97,270

Stockholders' Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	0	0
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 6,483,218 Issued and Outstanding at July 31, 2016 and October 31, 2015	6,483	6,483
Additional Paid-In-Capital	2,984,953	2,984,953
Accumulated Deficit	(3,031,161)	(3,026,011)

Total Stockholders' Deficit	(39,725)	(34,575)

Total Liabilities and Stockholders' Deficit	$—	$62,695

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-1

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015

Revenues	—	—	—	—

Expenses
Legal and Professional	$1,350	$770	$4,400	$2,919
Office Expenses				36

Total Expenses	1,350	770	4,400	2,955

Operating Loss	(1,350)	(770)	(4,400)	(2,955)

Franchise Tax	750	—	750	750

Net Loss	(2,100)	(770)	(5,150)	(3,705)

Loss per Share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	6,483,218	6,483,218	6,483,218	6,483,218

The accompanying notes are an integral part of these unaudited condensed financial statements.
F-2

AFH ACQUISITION VII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	July 31,
	2016	2015

Operating Activities
Net Loss	$(5,150)	$(3,705)

Adjustments to reconcile net loss to net cash
used in operating activities

Changes in Assets and Liabilities:
Receivable from Related Party	62,695
Accrued Expenses	(61,445)	1,665

Net Cash Used in Operating Activities	(3,900)	(2,040)

Financing Activities
Cash Advance by Parent	3,900	2,040

Net Cash Provided by Financing Activities	3,900	2,040

Net Change in Cash	0	0

Cash - Beginning of Period	0	0

Cash - End of Period	0	0

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.
F-3

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

F-4

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of July 31, 2016, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

F-5

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

Note 4 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,031,161 at July 31, 2016.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Receivable from Related Party

Receivable from Related Party represents funds received by the Company for reverse merger expenses that were forwarded to the parent company and which have not yet been allocated to fees incurred with the transaction described in Note 1. This receivable was written-off against related party accrued expenses in the quarter ended July 31, 2016.

Note 6 – Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC and totaled $16,524 and $12,624 as of July 31, 2016 and October 31, 2015, respectively. AFH Holding & Advisory LLC is the majority shareholder of the Company. They are due on demand and will be paid when the entity merges through acquisition. There has been no demand of payment as of July 31, 2016.

F-6

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

F-7

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to July 31, 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2016 and 2015, the Company had net losses of $2,100 and $770, respectively, consisting of legal, accounting, audit, income tax provisions, other professional service fees and expenses. For the nine months ended July 31, 2016 and 2015, the Company had net losses of $5,150 and $3,705, respectively, consisting of legal, accounting, audit, income tax provisions, other professional service fees and expenses.

For the period from September 24, 2007 (Inception) to July 31, 2016, the Company had a net loss of $3,031,161 comprised of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and reverse merger expenses which represent cash from the private placement offering (see financial statements Note 1) which were used towards fees in relation to the LOI (see financial statements Note 1). $1,200,000 of such proceeds will be kept by the parent, AFH Holding & Advisory.

4

Liquidity and Capital Resources

At July 31, 2016, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2015 and 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the nine months ended July 31, 2016 totaling $5,150 as well as an accumulated deficit since inception amounting to $3,031,161 and negative working capital of $39,725.

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

5

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of July 31, 2016.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide this information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

7

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2016.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

8

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION VII, INC.

Dated: September 15, 2016	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

9